Form 10QSB
period 1995-07-31
TRANSACT INTERNATIONAL INC
filed 1995-09-13
CIK 102701

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1995

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _______________


                      Commission File Number 0-8422
                                             ------

                       TRANSACT INTERNATIONAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CONNECTICUT                                 06-0732124
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 20 THORNDAL CIRCLE, DARIEN, CONNECTICUT   06820
                 -----------------------------------------------
                    (Address of principal executive offices)

                               (203) 656-0777
                          -------------------------
                         (Issuer's telephone number)

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES   x         NO
      ---           ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS
     The number of shares outstanding of the issuer's common stock as of August 15, 1995 was 6,123,235.

     Transitional Small Business Disclosure Format       YES        NO  x
                                                             ---       ---

                  TRANSACT INTERNATIONAL INC.

           FORM 10 QSB - Quarter Ended July 31, 1995

                            CONTENTS

                                                                           Page
                                                                           ----
PART I     FINANCIAL INFORMATION


  Item 1    Financial Statements

            Balance Sheets
            July 31, 1995 (Unaudited) and April 30, 1995......................3

            Statements of Operations (Unaudited)
            Three Months Ended July 31, 1995 and July 31, 1994................4

            Statements of Cash Flows (Unaudited)
            Three Months Ended July 31, 1995 and July 31, 1994................5

            Notes to the Financial Statements (Unaudited).....................6


  Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................7


PART II     OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K..................................8


SIGNATURES....................................................................8

                      PART I : FINANCIAL INFORMATION
                      ------------------------------
                        TRANSACT INTERNATIONAL INC.

                               BALANCE SHEETS


                                                       JULY 31,        APRIL 30,
                                                         1995            1995
                                                     -----------    ------------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents...................     $  258,204    $   140,950
     Accounts receivable, net of allowance for
       doubtful accounts of $57,500 and $40,000
       respectively..............................      1,359,407      1,809,440
     Inventories.................................        325,563        325,428
     Costs and estimated earnings in excess of
       billings on incomplete contracts..........        316,476        135,710
     Prepaid expenses and other current assets...         97,851         90,873
                                                       ---------      ---------
                     TOTAL CURRENT ASSETS              2,357,501      2,502,401
                                                       ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, at cost...........        241,591        282,715
     Less accumulated depreciation...............       (183,466)      (220,489)
                                                       ---------      ---------
                                                          58,125         62,226
OTHER ASSETS.....................................         26,000         37,688
                                                       ---------      ---------
                                                     $ 2,441,626    $ 2,602,315
                                                       =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable............................     $1,000,637    $   649,894
     Accrued expenses............................        447,621        510,881
     Current portion of long-term debt...........        107,079        135,137
     Billings in excess of costs and estimated
       earnings on Incomplete contracts..........        343,164        653,317
                                                       ---------      ---------
                     TOTAL CURRENT LIABILITIES         1,898,501      1,949,229
LONG-TERM DEBT                                            37,519         49,770
                                                       ---------      ---------
                     TOTAL LIABILITIES                 1,936,020      1,998,999
                                                       ---------      ---------
STOCKHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       2,000,000 shares, none issued.............            ---            ---
     Common stock, no par value, authorized
       12,000,000 shares, issued 6,201,735 shares        852,541        852,541
     Additional paid-in capital..................      5,224,726      5,224,726
     Treasury stock, at cost : 78,500 shares.....        (29,606)       (29,606)
     Deficit.....................................     (5,542,055)    (5,444,345)
                                                       ---------      ---------
                     TOTAL STOCKHOLDERS' EQUITY          505,606        603,316
                                                       ---------      ---------
                                                     $ 2,441,626    $ 2,602,315
                                                       =========     ==========
SEE NOTES TO FINANCIAL STATEMENTS.

                            TRANSACT INTERNATIONAL INC.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                        7/31/95        7/31/94
                                                       ---------      ---------

NET SALES........................................    $ 2,017,100    $ 1,875,220
                                                       ---------      ---------
COSTS AND EXPENSES:
     Cost of sales...............................      1,677,685      1,588,829

     Selling and administrative..................        434,763        453,476
                                                       ---------      ---------
                                                       2,112,448      2,042,305
                                                       ---------      ---------
(LOSS) FROM OPERATIONS...........................        (95,348)      (167,085)
                                                       ---------      ---------
OTHER INCOME (EXPENSE):
     Interest expense............................         (4,349)        (6,585)

     Other income................................          1,987           2,625
                                                       ---------      ---------
                                                          (2,362)        (3,960)
                                                       ---------      ---------
NET (LOSS).......................................    $   (97,710)   $  (171,045)
                                                       =========     ==========
NET (LOSS) PER SHARE OF COMMON STOCK.............    $     (0.02)         (0.03)
                                                       =========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING..............      6,123,235      6,093,235
                                                       =========     ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                             TRANSACT INTERNATIONAL INC.

                              STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                        7/31/95        7/31/94
                                                       ---------      ---------
OPERATING ACTIVITIES :
     Net (loss)                                        $(97,710)     $ (171,045)
     Adjustments to reconcile net
        (loss) to cash from operations:
     Depreciation of property, plant and equipment.       7,545           7,981
     Changes in assets and liabilities :
        Decrease in accounts receivable............     450,033         317,787
        Increase in inventories....................        (135)       (109,064)
        (Increase) decrease in other current assets      (6,978)          4,271
        (Increase) decrease in costs and estimated
             earnings in excess of billings on
             incomplete contracts - net............    (490,919)         54,917
        Decrease in other assets...................      11,688          19,689
        Increase (decrease) in accounts payable and
             accrued expenses......................     287,483         (29,293)
                                                       ---------      ---------
NET CASH PROVIDED BY OPERATIONS....................     161,007          95,243
                                                       ---------      ---------
INVESTING ACTIVITIES:
     Capital expenditures..........................      (3,444)        (17,488)
                                                       ---------      ---------
FINANCING ACTIVITIES:
     Proceeds from short-term borrowings...........          --         150,000
     Repayments of short-term borrowings...........          --        (100,000)
     Repayment of debt.............................     (40,309)        (47,646)
                                                       ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (40,309)          2,354
                                                       ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........     117,254          80,109
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......     140,950           5,533
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........    $258,204      $   85,642
                                                       ========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest......................................    $  4,849      $    6,370
     Income taxes..................................          --              --


SEE NOTES TO FINANCIAL STATEMENTS.

                             TRANSACT INTERNATIONAL INC.

                           NOTES TO THE FINANCIAL STATEMENTS
                                      (UNAUDITED)



1. The balance sheet as of July 31, 1995, and the statements of operations and cash flows for the three months ended July 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at July 31, 1995 and all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three-month period ended July 31, 1995 are not necessarily indicative of those for a full fiscal year.

2.    Inventories consist of raw materials and manufacturing supplies.

3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

4. There was no benefit for income taxes in the three month periods ended July 31, 1995 and July 31, 1994, as the loss generated cannot be carried back to offset income in prior years.

      The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $5,600,000 and $104,000 respectively, expiring in 1996 through 2009.

      The tax effects of temporary differences giving rise to the Company's deferred tax assets at July 31, 1995 are as follows:

           Net operating loss carryforward          $ 2,070,000
           Investment tax credit carryforward           104,000
           Other reserves and liabilities               153,000
                                                      ---------

                                                      2,327,000
           Valuation allowance                        2,327,000
                                                      ---------
                                                    $       ---
                                                      =========

      Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at July 31, 1995 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a full valuation allowance.

                               TRANSACT INTERNATIONAL INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales for the three months ended July 31, 1995 increased $141,880 (7.6%) as compared to the comparable three month period of last year. Gross profit as a percentage of net sales was approximately 16.8% for the three months ended July 31, 1995 and 15.3% for the three months ended July 31, 1994. This increase of 1.5% in gross profit reflects a better mix of work in 1995 and higher revenues to absorb fixed overhead expenses. However, gross margins remain under pressure due to competitive conditions. Selling and administrative expenses decreased $18,713 in the 1995 quarter compared to the 1994 quarter. This decrease was principally due to reduced headcount and fringe benefits partially offset by an increase in the provision for doubtful accounts and salary increases. The Company had no bank borrowings in the first quarter of 1995 and therefore interest expense declined $2,236. The reduced net loss in 1995 compared to 1994 of $73,335 results primarily from the increase in sales and the reduction in selling and administrative expenses.

The Company's sales order backlog as of July 31, 1995 is approximately $2.0 million. This compares to a $3.4 million backlog as of July 31, 1994. In addition, in August 1995, the Company was awarded a contract from the U.S. Air Force for $2.4 million which will be completed in the next twelve months.


LIQUIDITY AND CAPITAL RESOURCES:

During the first three months of fiscal 1995, the Company generated approximately $161,000 in cash from its operations. Since a significant portion of the Company sales are comprised of several large contracts with varying progress payment terms, it is not unusual for the balances of accounts receivable and costs and estimated earnings in excess of billings on incomplete contracts to fluctuate significantly depending on the stage of completion of the contracts and the Company's workload. The Company intends to meet its current obligations by continuing to reduce its costs and overhead expenses while maintaining its revenue base.

                             PART II:  OTHER INFORMATION
                             ---------------------------

                              TRANSACT INTERNATIONAL INC.


ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.
            --------------------------------

               (a)  Exhibits - 27 - Financial Data Schedule
               (b)  Reports on Form 8-K - None




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACT INTERNATIONAL INC.
                                        ---------------------------
                                        Registrant

Date:  September 8, 1995                /s/ BRUNO S. FRASSETTO
------------------------                ---------------------------
                                            Bruno S. Frassetto
                                            President

Date:  September 8, 1995                /s/ AXEL COELLN
------------------------                ---------------------------
                                            Axel Coelln
                                            Executive Vice President
                                            (Principal Financial and
                                             Accounting Officer)