Form 10QSB
period 1995-10-31
TRANSACT INTERNATIONAL INC
filed 1995-12-15
CIK 102701

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarter period ended October 31, 1995

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    ----------------
                         Commission file number 0-8422
                                                ------

                          TRANSACT INTERNATIONAL INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        CONNECTICUT                                     06-0732124
----------------------------             ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation  or  organization)


               20 THORNDAL CIRCLE, DARIEN, CONNECTICUT   06820
               -----------------------------------------------
                 (Address of principal executive offices)

                            (203) 656-0777
                       ---------------------------
                       (Issuer's telephone number)

------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days.

 YES  x     NO
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1995 was 6,123,235.


     Transitional Small Business Disclosure Format YES        NO  x
                                                       ---       ---

                        TRANSACT INTERNATIONAL INC.

               FORM 10 QSB - Quarter Ended October 31, 1995

                                  Index



                                                                         PAGE

 PART I     FINANCIAL INFORMATION


   Item 1   Financial Statements

            Balance Sheets
            October 31, 1995 (Unaudited) and April 30, 1995                3

            Statements of Operations (Unaudited)
            Three and Six Months Ended October 31, 1995 and
            October 31, 1994                                               4

            Statements of Cash Flows (Unaudited)
            Six Months Ended October 31, 1995 and October 31, 1994         5

            Notes to the Financial Statements (Unaudited)                  6

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7


 PART II  OTHER INFORMATION

   Item 6  Exhibits and Reports on Form 8-K                                8


 SIGNATURES                                                                9

                         PART I : FINANCIAL INFORMATION
                         ------------------------------

                           TRANSACT INTERNATIONAL INC.

                                BALANCE SHEETS
                                                  OCTOBER               APRIL
                                                     31,                  30,
                                                    1995                 1995
                                                -----------         ----------
 ASSETS                                         (Unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                    $   65,083         $  140,950
   Accounts receivable, net of allowance for
     doubtful accounts of $72,500 and $40,000
     respectively                                  932,911          1,809,440
   Inventories                                     271,440            325,428
   Costs and estimated earnings in excess of
     billings on incomplete contracts              567,124            135,710
   Prepaid expenses and other current assets        89,145             90,873
                                                ----------         ----------
                    TOTAL CURRENT ASSETS         1,925,703          2,502,401
                                                ----------         ----------
 PROPERTY, PLANT AND EQUIPMENT, at cost            243,470            282,715
   Less accumulated depreciation                  (192,259)          (220,489)
                                                ----------         ----------
                                                    51,211             62,226
 OTHER ASSETS                                        8,300             37,688
                                                ----------         ----------
                    TOTAL ASSETS                $1,985,214         $2,602,315
                                                ==========         ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term borrowings                        $  150,000         $     -
   Accounts payable                              1,031,296            649,894
   Accrued expenses                                438,371            510,881
   Current portion of long-term debt               111,283            135,137
   Billings in excess of costs and estimated
     earnings on incomplete contracts               26,041            653,317
                                                ----------         ----------
                    TOTAL CURRENT LIABILITIES    1,756,991          1,949,229
 LONG-TERM DEBT                                     26,070             49,770
                                                ----------         ----------
                    TOTAL LIABILITIES            1,783,061          1,998,999
                                                ----------         ----------
 STOCKHOLDERS' EQUITY
   Preferred stock, no par value, authorized
     2,000,000 shares, none issued                    -                  -
   Common stock, no par value, authorized
     12,000,000 shares, issued 6,201,735           852,541            852,541
   Additional paid-in capital                    5,224,726          5,224,726
   Treasury stock, at cost: 78,500 shares          (29,606)           (29,606)
   Deficit                                      (5,845,508)        (5,444,345)
                                                ----------         ----------
                 TOTAL STOCKHOLDERS' EQUITY        202,153            603,316
                                                ----------         ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      1,985,214          2,602,315
                                                ==========         ==========


SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                               -----------------------  --------------------

                               10/31/95    10/31/94     10/31/95    10/31/94
                              ----------  ----------   ----------  ----------
 NET SALES                    $1,862,283  $2,218,721   $3,879,383  $4,093,941
                              ----------  ----------   ----------  ----------
 COSTS AND EXPENSES:
   Cost of sales               1,758,115   1,840,856    3,435,800   3,429,685
   Selling and administrative    405,188     479,499      839,951     932,975
                              ----------  ----------   ----------  ----------
                               2,163,303   2,320,355    4,275,751   4,362,660
                              ----------  ----------   ----------  ----------
 LOSS FROM OPERATIONS           (301,020)   (101,634)    (396,368)   (268,719)
                              ----------  ----------   ----------  ----------
 OTHER INCOME (EXPENSE):
   Interest expense               (2,689)     (2,584)      (7,038)     (9,169)
      Other income                   256       1,955        2,243       4,580
                              ----------  ----------   ----------  ----------
                                  (2,433)       (629)      (4,795)     (4,589)
                              ----------  ----------   ----------  ----------
 NET LOSS                     $ (303,453) $ (102,263)  $ (401,163) $ (273,308)
                              ==========  ==========   ==========  ==========
 NET LOSS PER SHARE
   OF COMMON STOCK            $    (0.05) $    (0.02)  $    (0.07) $    (0.05)
                              ==========  ==========   ==========  ==========
 WEIGHTED AVERAGE SHARES
   OUTSTANDING                 6,201,735   6,093,235    6,201,735   6,093,235
                              ==========  ==========   ==========  ==========


 SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                           STATEMENTS OF CASH FLOWS

                                (Unaudited)


                                                         SIX MONTHS ENDED
                                                     10/31/95       10/31/94
 OPERATING ACTIVITIES:
 Net loss                                          $(401,163)       $(273,308)
 Adjustments to reconcile net loss to cash
 (used in) provided by :
    Depreciation of property, plant and equipment     17,305           16,831
    Changes in assets and liabilities :
    Decrease in accounts receivable                  876,529          191,851
    Decrease (Increase) in inventories                53,988          (98,589)
    Decrease in other current assets                   1,728            1,811
    (Increase) decrease in costs and estimated
      earnings in excess of billings on
      incomplete contracts - net                  (1,058,690)         130,601
    Decrease in other assets                          29,388           25,059
    Increase in accounts payable and accrued
      expenses                                       308,892          258,083
 NET CASH (USED IN) PROVIDED BY OPERATIONS          (172,023)         252,339
 INVESTING ACTIVITIES:
 Capital expenditures                                 (6,290)         (26,977)

 FINANCING ACTIVITIES:
 Net proceeds - short-term borrowings                150,000           50,000
 Repayment of debt                                   (47,554)         (84,139)
 NET CASH PROVIDED BY (USED IN) FINANCING            102,446          (34,139)

 NET (DECREASE) INCREASE IN CASH                     (75,867)         191,223
 CASH, BEGINNING OF PERIOD                           140,950            5,533
 CASH, END OF PERIOD                             $    65,083       $  196,756

 SUPPLEMENTAL CASH FLOW INFORMATION :
 Cash paid during the year for:
 Interest                                        $     7,038       $    9,169
 Income taxes                                              -                -


 SEE NOTES TO FINANCIAL STATEMENTS.

                       TRANSACT INTERNATIONAL INC.

              NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


 1. The balance sheet as of October 31, 1995, the statements of operations for the three and six months ended October 31, 1995 and 1994 and the statements of cash flows for the six months ended October 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at October 31, 1995 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and six month periods ended October 31, 1995 are not necessarily indicative of those for a full fiscal year.

 2. Inventories consist of raw materials and manufacturing supplies at October 31, 1995 and April 30, 1995.

 3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

 4. There was no benefit for income taxes in the three and six month periods ended October 31, 1995 and 1994, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $5,600,000 and $104,000 respectively, expiring in 1996 through 2009.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at October 31, 1995 are as follows :

         Net operating loss carryforward          $2,170,000
         Investment tax credit carryforward          104,000
         Other reserves and liabilities              153,000
                                                  ----------
                                                   2,427,000
         Valuation allowance                       2,427,000
                                                  ----------
                                                  $    ---
                                                  ==========

     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at October 31, 1995 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

 5. As of October 31, 1995 the Company was in default of the debt to worth covenant in its line of credit agreement with its bank. The bank waived this default.

                         TRANSACT INTERNATIONAL INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS:


 Sales for the three and six months ended October 31, 1995 decreased 16.1% and 5.2% respectively from the comparable periods of last year. Revenue from sales of transfer balls and spare parts for the three months ended October 31, 1995 compared to 1994 declined approximately $780,000 and $64,000 respectively, which was partially offset by an increase in project revenues of approximately $452,600. Gross profit percentages for the three and six months ended October 31, 1995 and 1994 were 5.6%, 11.0%, 17.0% and 16.2% respectively. The decrease in gross margins in 1995 were primarily due to (i) a decline in sales of transfer balls and spare parts which have a higher gross profit percentage than projects, and (ii) cost overruns in the three months ended October 31, 1995 for a project that represented approximately 27% of such revenues. This project was completed in November 1995.

 The Company reduced its selling and administrative expenses, primarily payroll and related costs.


 LIQUIDITY AND CAPITAL RESOURCES:

 The Company's working capital decreased $385,460 in the first six months of fiscal 1996. The Company's backlog at October 31, 1995 was approximately $4.9 million. The Company is exploring various ways to obtain additional working capital during the second half of 1996 in order to meet its future financing needs. This can be accomplished by profitable operations, or the sale of certain product lines. Though the current backlog is good and there is interested parties exploring the purchase of certain product lines there is no assurance that the Company will obtain additional working capital during the second half of 1996. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customer. Thus portions of the Company's sales contracts are financed by its subcontractors and not the Company.

                       PART II:  OTHER INFORMATION
                       ---------------------------

                       TRANSACT INTERNATIONAL INC.



 Item 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

         (a)  The 1995 Annual Meeting of Shareholders was held on October
 11, 1995.

         (b) John K. McQuade withdrew as a nominee for election to the Board of Directors prior to the Annual Meeting of Shareholders. The Board of Directors currently consists of the five nominees listed below.

         (c) The following matters were voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, are as follows:

              Election of the following individuals to the Board of Directors:

              NAME                         FOR             WITHHELD
              ----                         ---             --------
              Frank B. Carder           5,199,783           102,154
              Axel Coelln               5,186,963           114,974
              Bruno S. Frassetto        5,199,783           102,154
              John E. McConnaughy, Jr.  5,201,383           100,554
              Randall Sweeney           5,202,483            99,454

              Appointment of Deloitte & Touche LLP as independent auditors for the year 1996: 5,259,301 for, 35,604 against, 7,032 abstained.

         (d)  Not applicable.

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


                                     TRANSACT INTERNATIONAL INC.
                                     ---------------------------
                                             Registrant


                                     /s/ BRUNO S. FRASSETTO
 DATE: DECEMBER 12, 1995             ---------------------------------------
 -----------------------             BRUNO S. FRASSETTO
                                     President


                                     /s/ AXEL COELLN
 DATE:  DECEMBER 12, 1995            ---------------------------------------
 ------------------------            AXEL COELLN
                                     Executive Vice President
                                     (Chief Financial and Accounting Officer)