Form 10QSB
period 1996-01-31
TRANSACT INTERNATIONAL INC
filed 1996-03-15
CIK 102701

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarter period ended January 31, 1996

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------     ------------

                         Commission file number 0-8422
                                                ------

                            TRANSACT INTERNATIONAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            CONNECTICUT                               06-0732124
-----------------------------------        ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation  or  organization)


                   20 THORNDAL CIRCLE, DARIEN, CONNECTICUT 06820
                   ---------------------------------------------
                     (Address of principal executive offices)

                                  (203) 656-0777
                           ---------------------------
                           (Issuer's telephone number)

            ----------------------------------------------------------
                   (Former name, former address and former fiscal
                         year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 YES  X   NO
    -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 15, 1996 was 6,123,235.

     Transitional Small Business Disclosure Format        YES          NO  X
                                                             ----      ------

                            TRANSACT INTERNATIONAL INC.

                   FORM 10 QSB - QUARTER ENDED JANUARY 31, 1996

                                       INDEX



                                                                         PAGE

PART I     FINANCIAL INFORMATION


   Item 1   Financial Statements

            Balance Sheets
            January 31, 1996 (Unaudited) and April 30, 1995                3


            Statements of Operations (Unaudited)
            Three and Nine Months Ended January 31, 1996
            and January 31, 1995                                           4


            Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 1996 and
            January 31, 1995                                               5


            Notes to the Financial Statements (Unaudited)                  6


   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8


PART II  OTHER INFORMATION


   Item 6  Exhibits and Reports on Form 8-K                                9


 SIGNATURES                                                               10

                         PART I : FINANCIAL INFORMATION
                         ------------------------------

                           TRANSACT INTERNATIONAL INC.

                                  BALANCE SHEETS

                                             JANUARY 31,            APRIL 30,
                                                1996                  1995
                                             ----------            ----------
                                             (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                $  118,755           $  140,950
      Accounts receivable, net of
      allowance for  doubtful accounts
      of $83,000 and $40,000 respectively     1,060,198            1,809,440
    Inventories                                 274,147              325,428
    Costs and estimated earnings in
      excess of billings on incomplete
      contracts                                 269,164              135,710
    Prepaid expenses and other
      current assets                             84,617               90,873
                                             ----------           ----------
           TOTAL CURRENT ASSETS              $1,806,881           $2,502,401
                                             ----------           ----------
PROPERTY, PLANT AND EQUIPMENT, at cost          246,970              282,715
    Less accumulated depreciation              (201,339)            (220,489)
                                             ----------           ----------
                                                 45,631               62,226
OTHER ASSETS                                      2,300               37,688
                                             ----------           ----------
           TOTAL ASSETS                      $1,854,812           $2,602,315
                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
    Short-term borrowings                    $  150,000           $     -
    Accounts payable                          1,179,070              649,894
    Accrued expenses                            518,306              510,881
    Current portion of long-term debt            90,954              135,137
    Billings in excess of costs and
      estimated earnings on incomplete
      contracts                                  99,347              653,317
                                             ----------           ----------
           TOTAL CURRENT LIABILITIES          2,037,677            1,949,229
LONG-TERM DEBT                                   26,070               49,770
                                             ----------           ----------
           TOTAL LIABILITIES                  2,063,747            1,998,999
                                             ----------           ----------
STOCKHOLDERS' (DEFICIENCY) EQUITY
    Preferred stock, no par value,
      authorized 2,000,000 shares,
      none issued                                                       -
    Common stock, no par value,
      authorized 12,000,000 shares,
      issued 6,201,735                          852,541              852,541
    Additional paid-in capital                5,224,726            5,224,726
    Treasury stock, at cost :
      78,500 shares                             (29,606)             (29,606)
    Deficit                                  (6,256,596)          (5,444,345)
                                             ----------           ----------
           TOTAL STOCKHOLDERS'
             (DEFICIENCY)/EQUITY               (208,935)             603,316
                                             ----------           ----------
           TOTAL LIABILITIES &
             STOCKHOLDERS'(DEFICIENCY)/
             EQUITY                          $1,854,812           $2,602,315
                                             ==========           ==========


SEE NOTES TO FINANCIAL STATEMENTS.

                             TRANSACT INTERNATIONAL INC.

                              STATEMENTS OF OPERATIONS

                                    (Unaudited)


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------   ----------------------
                            1/31/96        1/31/95       1/31/96      1/31/95
                          -----------    -----------   ----------   ---------
NET SALES                 $1,488,820     $2,437,179    $5,368,203  $6,531,120
                          -----------    -----------   ----------  ----------
COSTS AND EXPENSES:
  Cost of sales            1,495,595      2,054,855     4,931,395   5,484,540
  Selling and
    administrative           397,313        345,115     1,237,264   1,278,090
                          -----------    -----------   ----------  ----------
                           1,892,908      2,399,970     6,168,659   6,762,630
                          -----------    -----------   ----------  ----------
INCOME (LOSS) FROM
  OPERATIONS                (404,088)        37,209      (800,456)   (231,510)
                          -----------    -----------   ----------  ----------
OTHER INCOME (EXPENSE):
  Interest expense            (7,045)        (2,025)      (14,082)    (11,194)
  Other  income                   44         14,630         2,287      19,210
                          -----------    -----------   ----------  ----------
                              (7,001)        12,605       (11,795)      8,016
                          -----------    -----------   ----------  ----------
NET INCOME (LOSS)         $ (411,089)    $   49,814    $ (812,251) $(223,494)
                          ===========    ===========   ===========  =========
NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK   $    (0.07)    $     0.01    $    (0.13)  $  (0.04)
                          ===========    ===========   ==========   =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING              6,123,235      6,093,235     6,123,235   6,093,235
                          ===========    ===========   ==========   =========



SEE NOTES TO FINANCIAL STATEMENTS.

                             TRANSACT INTERNATIONAL INC.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                      NINE MONTHS ENDED
                                                    1/31/96        1/31/95
                                                  -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                        $ (812,251)    $ (223,494)
  Adjustments to reconcile net loss
  to cash (used in) provided by:
      Depreciation of property, plant
        and equipment                                 26,485         25,677
      Changes in assets and liabilities :
      Decrease(increase) in accounts
        receivable                                   749,242       (129,097)
      Decrease (increase) in inventories              51,281        (66,261)
      Decrease in other current assets                 6,256         22,289
      (Increase) decrease in costs and
        estimated earnings in excess of
        billings on incomplete contracts - net      (687,424)       405,319
      Decrease in other assets                        35,388         25,059
      Increase in accounts payable and
        accrued expenses                             536,601         84,007
                                                  -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATIONS            (94,422)       143,499
                                                  -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (9,890)       (26,977)
                                                  -----------    -----------
FINANCING ACTIVITIES:
  Net proceeds - short-term borrowings               150,000
  Repayment of debt                                  (67,883)      (112,467)
                                                  -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING              82,117       (112,467)
                                                  -----------    -----------
NET (DECREASE) INCREASE IN CASH                      (22,195)         4,055
CASH, BEGINNING OF PERIOD                            140,950          5,533
                                                  -----------    -----------
CASH, END OF PERIOD                               $  118,755     $    9,588
                                                  -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                        $   14,082     $   11,194
  Income taxes                                          -              -


SEE NOTES TO FINANCIAL STATEMENTS.

                              TRANSACT INTERNATIONAL INC.

                      NOTES TO THE FINANCIAL STATEMENTS (Unaudited)



1. The balance sheet as of January 31, 1996, the statements of operations for the three and nine months ended January 31, 1996 and 1995 and the statements of cash flows for the nine months ended January 31, 1996 and 1995 have been prepared by Transact International Inc. (the "Company"), without audit. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein the Company incurred substantial losses for the three and nine months ended January 31, 1996 and is seeking to sell certain product lines. These losses are cause for concern about the Company's ability to continue as an on going business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon its ability to return to profitability and to sell certain product lines at a price that generates sufficient cash flow to meet its obligations on a timely basis. However, there is no assurance that the Company will be successful in these endeavors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at January 31, 1996 and all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1995 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and nine month periods ended January 31, 1996 are not necessarily indicative of those for a full fiscal year.

2. Inventories consist of raw materials and manufacturing supplies at January 31, 1996 and April 30, 1995.

3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

                             TRANSACT INTERNATIONAL INC.

                    NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                     (Continued)
                                     -----------



4. There was no benefit for income taxes in the three and nine month periods ended January 31, 1996 and 1995, as the loss generated cannot be carried back to offset income in prior years.

    The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,000,000 and $104,000 respectively, expiring in 1996 through 2009.

    The tax effects of temporary differences giving rise to the Company's deferred tax assets at January 31, 1996 are approximately as follows :


          Net operating loss carryforward        $  2,300,000
          Investment tax credit carryforward          104,000
          Other reserves and liabilities              153,000
                                                 ------------
                                                    2,557,000
          Valuation allowance                       2,557,000
                                                 ------------
                                                 $     -
                                                 ============


    Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at January 31, 1996 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

                          TRANSACT INTERNATIONAL INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Sales for the three and nine months ended January 31, 1996 decreased 38.9% and 17.8% respectively from the comparable periods of last year. Revenue from sales of transfer balls, spare parts and projects for the three months ended January 31, 1996 compared to 1995 declined approximately $887,000, $46,000, and $14,000, respectively. Gross profit percentages for the three and nine months ended January 31, 1996 and 1995 were 0%, 8.1%, 15.7%, and 16.0% respectively. The decrease in gross margins in 1996 were primarily due to (i) a decline in sales of transfer balls and spare parts which have a higher gross profit percentage than projects, and (ii) cost overruns in the three and nine months ended January 31, 1996 principally on two projects, both of which were completed as of January 1996.

The Company has incurred substantial losses for the three and nine months ended January 31, 1996. These losses are primarily from (i) the reduced sales of transfer balls which have a higher gross profit, (ii) the low gross profit on projects, and (iii) lower revenues. These losses resulted in a stockholders' deficit of $208,935 at January 31, 1996. The financial statements have been prepared on a going concern basis. This basis assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has expectations that new business it has vigorously pursued, over the past six months, will materialize during the fourth quarter on favorable terms of payment which will help to mitigate the Company's need for cash in short term. However, the Company's continued existence is dependent upon its ability to generate capital from the sale of certain product lines and ultimately attaining profitable operations. The Company is pursuing the sale of certain product lines including its transfer ball and ramp equipment product lines. There is no assurance that the Company will be successful in these endeavors.

LIQUIDITY AND CAPITAL RESOURCES:

At January 31, 1996, the Company had a working capital deficiency of $230,796. The Company's backlog at January 31, 1996 was approximately $3.8 million. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customers. Thus portions of the Company's sales contracts are financed by its subcontractors and not the Company. The Company is exploring various ways to obtain additional working capital in order to meet its current and future financing needs. This can be assisted by profitable operations, but is dependent upon the sale of certain product lines. However, in the event that the Company cannot generate sufficient cash from the sale of its product lines or secure new business as noted above, it is unlikely that the Company will have the necessary funds to meet its current or future obligations.

                            PART II:  OTHER INFORMATION
                            ---------------------------

                            TRANSACT INTERNATIONAL INC.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

               (a)  Exhibits - 27 - Financial Data Schedule
               (b)  Reports on Form 8-K - None

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANSACT INTERNATIONAL INC.
                                    ---------------------------
                                             Registrant



 DATE: MARCH 12, 1996               /s/ BRUNO S. FRASSETTO
 --------------------               ----------------------------------
                                        BRUNO S. FRASSETTO
                                        President



 DATE: MARCH 12, 1996               /s/ AXEL COELLN
 --------------------               ----------------------------------
                                        AXEL COELLN
                                        Executive Vice President
                                        (Chief Financial and Accounting Officer)