Form 10KSB
period 1996-04-30
TRANSACT INTERNATIONAL INC
filed 1996-07-26
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended April 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER 0-8422
                         -----------------------------

                             TRANSACT INTERNATIONAL INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          CONNECTICUT                                 06-0732124
  -------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   20 THORNDAL CIRCLE, DARIEN, CONNECTICUT             06820
   ----------------------------------------          ----------
   (Address of principal executive offices)          (Zip Code)

 Issuer's telephone number, including area code:  (203) 656-0777
                                                  --------------

 Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

 Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES X        NO
    ----        ----

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ( )

      Revenues for the fiscal year ended April 30, 1996 were $7,208,015

      The aggregate market value of the voting stock held by non-affiliates of the registrant at July 12, 1996 was $212,842.

      The number of shares outstanding of the registrant's common stock at July 12, 1996 was 6,123,235.

      Transitional Small Business Disclosure Format.   YES        NO  X
                                                          ----      ----

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain information from Transact International Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on October 9, 1996 is incorporated by reference into Part III of this Form 10-KSB (a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB).

                                     PART I

 ITEM 1. DESCRIPTION OF BUSINESS

     (A)  GENERAL DEVELOPMENT OF BUSINESS
          -------------------------------
          Transact International Inc. (formerly Gram Industries Inc.), a Connecticut corporation ("TRANSACT" or the "COMPANY"), was incorporated in 1958. On October 15, 1980, Transact International Inc. ("TII") was merged with and into the Company pursuant to a statutory merger (the "MERGER"), whereby the issued and outstanding shares of the common stock, $10.00 par value per share, of TII (the "TII STOCK") were converted into an aggregate of 3,768,340 shares of the Company's common stock, no par value (the "COMMON STOCK"), and the issued and outstanding options to acquire shares of TII Stock were converted into options to acquire an aggregate of 90,243 shares of the Common Stock. As a result of the Merger, effective control of the Company was acquired by the former shareholders of TII.

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND EXPORT SALES
          --------------------------------------------------------------
          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment. The air cargo handling systems and equipment operate in air cargo terminals to facilitate the storage and movement of the unitized loads and containers in which air cargo is shipped. Transact also renders consulting and engineering services related to such systems and equipment.

          In 1996 three customers accounted for 28% (U.S. Government), 16% (TianDa Airport Support Ltd.) and 13% (American Airlines), respectively, of net sales. In 1995, three customers accounted for 24% (U.S. Government), 21% (Federal Express Corporation) and 12% (TianDa Airport Support Ltd.), respectively, of net sales. In 1994, two customers accounted for 55% (U.S. Government) and 19% (Federal Express Corporation), respectively, of net sales.

          Sales to the U.S. Government were $1,990,000 in 1996, $1,913,000 in 1995, and $5,065,000 in 1994. All of the Company's operations are in the United States. Export sales to the Far East accounted for 16%, 19%, and 12% of net sales in 1996, 1995 and 1994, respectively.

     (C)  NARRATIVE DESCRIPTION OF BUSINESS
          ---------------------------------
          PRINCIPAL PRODUCTS AND SERVICES
          -------------------------------
          Transact has developed various components comprising a basic cargo handling system. This system consists of items of specialized equipment that may be customized to a customer's requirements. These items of equipment may be purchased separately and are categorized by the location of their use into two basic groups: terminal equipment and ramp equipment. The majority of sales are direct to the end user; however, occasionally the Company sells to a general contractor who has a contract with the end user.

          Terminal equipment includes truck dock lifts, transfer vehicles, elevating transfer vehicles, decks, and storage racks which are installed in a cargo terminal and are used to receive and store cargo containers and to retrieve such containers and position them for loading on aircraft by ramp equipment. As of April 30,1996, Transact terminal equipment systems have been completely installed in more than 57 locations. Terminal equipment accounted for approximately 66% of Transact's net sales in 1996.

          Ramp equipment is completely mobile and accepts cargo containers at the ramp area adjacent to the cargo terminal, transports such containers to the aircraft and loads them into the aircraft by means of conveyance devices. Ramp equipment includes transporters and loaders. Ramp equipment accounted for approximately 19% of Transact net sales in 1996.

          Transfer balls are used in decks to facilitate the manual movement of air cargo containers. Spare parts are sold as replacement parts for ramp equipment and terminal equipment. Transfer balls and spare parts accounted for approximately 14% of Transact net sales in 1996.

          Transact also provides consulting and engineering services to assist customers in planning, designing and adapting cargo handling systems and in selecting equipment items based upon their particular requirements. Generally, no more than two Transact employees are engaged in rendering these services at any point in time. Although not a significant revenue producer, these services have enabled Transact to gain access to customers at the planning stage for future systems projects. During 1996 the consulting and engineering services accounted for approximately 1% of Transact's net sales.

          SIGNIFICANT CUSTOMERS/PRINCIPAL MARKETS
          ---------------------------------------
          The Company produces air cargo handling systems and equipment for airlines, air express and freight companies, airport authorities and the U.S. Air Force. Sales of air cargo handling systems are comprised of several large contracts. Therefore, it is not unusual for a few customers to account for a significant percentage of revenues. Sales to major customers for the three years ended April 30, 1996 is outlined in Item 1 (b) herein. The loss of any of these customers, if not replaced with another customer, could have a material adverse effect on the Company.

          RAW MATERIALS AND SUBCONTRACTORS
          --------------------------------
          During 1993, the Company closed its Memphis, Tennessee manufacturing facility. The Company is renting a smaller facility in Somerville, Tennessee and is subcontracting a significant portion of the production of its equipment to selected manufacturers within the industry. The Company subcontracted approximately 71% of its cost of sales in 1996. The Company obtains bids from qualified bidders and determines who will get the subcontract based both on price and technical ability. Transact's review of potential subcontractors and the monitoring of their quality control standards minimizes the subcontracting risk. The materials required are generally available from a wide number of sources. The Company has not experienced any unusual difficulties in obtaining the necessary raw materials.

          CONTRACTING RISKS
          -----------------
          Most contracts for the sale of Transact air cargo handling systems and equipment are the result of competitive bidding. If accepted, the bid price, which is effective to a certain date and for certain equipment, becomes the fixed contract price, and is generally not subject to price renegotiations unless the customer either accepts the bid after its expiration date or changes the scope of the project by requiring additional or different equipment. In preparing its bid price, Transact normally includes a margin for estimated supplier price and subcontractor cost increases; however, Transact's margins, and accordingly its estimated gross profit, may be adversely impacted by increases in costs which exceed those anticipated or provided for in its bid. Transact faces an additional risk of non-payment from a contractor when, on rare occasions, it operates as a subcontractor. Specifically, Transact risks delay in payment due to the incomplete or faulty performance of the contractor. Standard provisions in contracts with the U.S. Government allow termination at the Government's option provided the Government and the Company agree on the final termination settlement. As of April 30, 1996 approximately 40% of the Company's backlog was with the U.S. Air Force. Transact's fabrication contracts may contain substantial per diem penalty clauses for delays in completion resulting from the actions of Transact or of its subcontractors. Transact, however, has incurred no substantial liability resulting from either the non-payment by general contractors or from the penalty clauses.

          BACKLOG
          -------
          The Company's sales order backlog was $5.8 million as of May 3, 1996. This compares to $3.5 million as of April 30, 1995 and $3.6 million as of April 30, 1994. Approximately 40% of the May 3, 1996 sales order backlog is with the U.S. Government. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its May 3, 1996 sales order backlog prior to April 30, 1997.

          Transact booked approximately $8,900,000 of orders in 1996. This compares to approximately $7,900,000 of orders booked in 1995 and $6,500,000 of orders booked in 1994.

          COMPETITION
          -----------
          There is no significant domestic competition in the area of terminal equipment systems. Transact's primary competitors in this area are three German firms of greater size and financial resources. Therefore, the relationship of the United States dollar to the German Deutsche Mark affects Transact's competitive position in obtaining new contracts. In the area of ramp equipment, there are numerous domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product and systems design, technological change and price. In the area of transfer balls there are a few domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product design and price.

          PATENTS AND WARRANTIES
          ----------------------
          Transact systems and equipment are not covered by patents. The industry is one in which rapid technology advances result in frequent changes to designs and concepts previously developed. These frequent changes provide Transact's principal protection against competition from unauthorized use of its designs and concepts.

          Transact warrants the design, workmanship and material of its terminal and ramp equipment for one year. Transact includes in its bid the warranty work which it estimates will be required by each systems contract.

          SEASONALITY
          -----------
          The demand for Transact systems and equipment is not subject to seasonal change. Its sales volume, however, is directly affected by capital expenditure budgets of the U.S. Government, the air cargo industry and the overnight package delivery segment of such industry.

          WORKING CAPITAL
          ---------------
          For information relating to working capital, see Liquidity and Capital Resources included in Item 6 herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          RESEARCH AND DEVELOPMENT
          ------------------------
          The cost of Company sponsored research and development was not material in the last three years. Major research and development is undertaken in connection with specific contracts for cargo handling systems or equipment. The majority of the cost of research and development is incorporated into the contract price. This practice enables the Company to utilize the results of research and development conducted for, and paid for by, specific customers in the overall improvement and updating of its equipment.

          ENVIRONMENTAL MATTERS AND REGULATIONS
          -------------------------------------
          Capital expenditures by the Company for environmental control in the current year were not material, and the Company does not anticipate that such expenditures will become material in the next two years. Compliance by the Company with existing environmental laws and regulations has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company in the next two years.

          EMPLOYEES
          ---------
          The Company has approximately 15 employees as of April 30, 1996.

 ITEM 2. PROPERTIES

          The Company does not own or invest in any real estate or office facilities. The principal leased facilities of the Company are as follows:

          Darien, Connecticut   - Office space including the Company
                                  headquarters located in a 4,725 square
                                  foot facility leased by the Company. The lease expires August 31, 1996.

          Somerville, Tennessee - Manufacturing, warehousing and office space located in a 8,350 square foot facility
                                  leased by the Company.  The lease expires
                                  September 30, 2000.

          Management believes that all properties are in satisfactory condition and are adequate for existing and projected operations.

 ITEM 3. LEGAL PROCEEDINGS

          There are no material pending or contemplated legal proceedings to which the Company is a party or by which the Company or any of its property is subject.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of 1996.

                                    PART II


 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's stock is currently traded on the OTC Bulletin Board. As of July 12, 1996 there were 6,123,235 shares of Common Stock outstanding, held by approximately 2,100 stockholders of record. The over-the-counter stock quotations below reflect inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions. The Company has not paid dividends on its common stock during the two most recent years and does not anticipate that any dividends will be paid in the near future.

                                        1996                  1995
                                 -----------------       ------------------
                                     BID PRICE             BID PRICE
                                 -----------------       ------------------
                                   High       Low          High       Low
                                 --------   ------       --------   -------
                1st Quarter      $ .18      $ .13        $ .30       $ .22
                2nd Quarter      $ .25      $ .16        $ .30       $ .10
                3rd Quarter      $ .22      $ .13        $ .21       $ .03
                4th Quarter      $ .13      $ .13        $ .25       $ .09

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          FIVE YEAR FINANCIAL SUMMARY

                                         YEAR ENDED APRIL 30,
                              -------------------------------------------
                               1996     1995     1994    1993     1992
                              -------------------------------------------
                              (In thousands of dollars, except per share)
 SUMMARY OF OPERATIONS :
 Net sales                    $7,208   $ 8,086  $9,199  $5,766  $ 11,576
 Net income (loss)            $(791)   $ (230)  $  450  $  338  $(2,082)
 Net income (loss)
    per common share          $(.13)   $ (.04)  $  .07  $  .06  $  (.34)
 Cash dividends declared        NONE     None    None     None    None

 BALANCE SHEET DATA :
 Total assets                 $2,178    $2,602  $2,693  $2,608  $ 3,396
 Long-term debt including
 current maturities           $   82    $  185  $  313  $ ---   $     6

 Notes:
 1. Results for 1994 include a charge of $212,500 for settlement of litigation and a credit of $150,000 for the reversal of an allowance for the collection of a note receivable.
 2. Results for 1993 include a restructuring credit of $370,819, which resulted from the gain on the sale of the Company's Memphis facility.
 3. Results for 1992 include a provision for future expenses of $650,000 for the estimated cost associated with the disposal of Memphis's inventory and severance pay.

          GENERAL DISCUSSION

          Transact operates in one business segment which includes the design, installation, manufacture and service of products and systems for handling air cargo. These products and systems are sold to airlines, air express and freight companies, airport authorities and the U.S. Air Force.

          The Company subcontracts a significant portion of the production of its systems and equipment to selected manufacturers within the industry thereby shifting the risk of cost overruns associated with the manufacturing process from the Company to the subcontractor and reducing the financial impact of changes in workload. In addition, in many instances the payment terms of the prime contract are passed on to the subcontractor. As a result, the contract is, in effect, financed by the subcontractor and not the Company.

          The Company's sales contracts are primarily the result of competitive bids at fixed prices for specified equipment. At the time of bidding, the Company provides for estimated cost increases for materials and subcontractors based upon its past experience with similar contracts. However, increases in costs which exceed those anticipated or provided in its bid adversely effect gross profit.

          The Company's present principal competitors for terminal projects are German-based companies and in one case a U.S. subsidiary of a German based company. Therefore, the relationship of the U.S. dollar to the German Mark affects the Company's competitive position in obtaining new contracts. The Company's principal competitors for ramp equipment and transfer balls are U.S. businesses.

          RESULTS OF OPERATIONS

          SALES

          Sales of air cargo handling systems are comprised of several large contracts. Therefore it is not unusual for a few customers to account for a significant percentage of net sales. The U.S. Air Force has been a significant customer for the last three years, accounting for 28%, 24% and 55% of net sales in 1996, 1995 and 1994, respectively. Federal Express Corporation, a domestic commercial customer accounted for 21% in 1995 and 19% of net sales in 1994. Export sales to the Far East accounted for 16%, 19% and 12% of net sales in 1996, 1995 and 1994, respectively. It is anticipated that sales to the U.S. Air Force and to the Far East will continue to constitute a significant portion of the Company's sales in years to come.

          Sales declined $.8 million in 1996, and $1.1 million in 1995 from each of their respective prior year(s), after increasing significantly in 1994 from the depressed levels of 1993. In 1996, 1995 and 1994 sales included approximately $2.0 million, $1.9 million and $5.1 million, respectively with the U.S. Government and $1.1 million, $3.7 million and $2.7 million, respectively in transfer balls and spare parts to various customers. The 1994 sales to the U.S. Government includes the substantial completion of a major project at Norfolk Naval Air Station in Virginia. In 1995 a large order from Federal Express Corporation for transfer balls was shipped.

          GROSS PROFIT

          Gross profits were 9% in 1996, 17% in 1995 and 25% for 1994. The average gross profit reported for the five years from 1991 to 1996 was 16%. The decrease in 1996 is due to cost overruns on the approximate $1.3 million of ramp equipment sold in 1996 and on the American Airlines project and the generally lower margins due to competitive conditions. The decrease in 1995 gross profit is principally due to lower margins on the installation of equipment at Travis Air Force Base in California and the quantity discount in the selling price of transfer balls to Federal Express Corporation.

          SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses decreased 11% in 1996 from 1995 and 10% in 1995 from 1994. In 1996 the reduction was primarily due to reduced travel expenses and employee benefits including in 1996 the reversal of the Company's discretionary contribution to the 401(K) that was accrued at April 30, 1995. During 1995 the Company took steps to reduce costs, including a shorter work week and salary reductions for certain employees including in 1995 the salaries of two officers were reduced by approximately $130,000 as a result of operating conditions. As a result, selling and administrative expenses decreased compared to its preceding year. During 1994 most employees worked full weeks at full salary.

          OTHER INCOME (EXPENSE)

          Other income and expense in 1994 includes a charge of $212,500 for the settlement of litigation. The Company reached a settlement in connection with litigation against the Company as guarantor of certain obligations of a former subsidiary. The Company agreed to pay $212,500 over two years to the plaintiff. In addition, other income (expense) in 1994 includes a credit of $150,000 for the reversal of an allowance for the collection of a note receivable.

          SALES BACKLOG

          The Company's sales order backlog was $5.8 million as of May 3, 1996. This compares to $3.5 million as of April 30, 1995 and $3.6 million as of April 30, 1994. Approximately 40% of the May 3, 1996 sales order backlog is with the U.S. Government. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its May 3, 1996 sales order backlog prior to April 30, 1997.


          LIQUIDITY AND CAPITAL RESOURCES

          In 1996 working capital decreased approximately $805,000 from 1995 resulting primarily from the net loss for the year. The Company has a $250,000 discretionary line of credit with a bank which it utilizes to finance short-term cash requirements. $150,000 is outstanding at April 30, 1996 on the line of credit which is due on demand and expires August 31, 1996. The Company intends to seek to renew this line of credit. However, because of the Company's losses for the last two years and its stockholders' deficiency at April 30, 1996 there is no assurance that the Company will be successful in renewing or replacing this line of credit at August 31, 1996. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customer. Thus portions of the Company's sales contracts are financed by its subcontractor and not the Company. The Company does not anticipate any material capital expenditures for 1997.

          The Company's ability to continue in business is dependent upon its ability to return to profitability and/or the sale of certain product lines. The Company believes that its backlog at May 3, 1996 of $5.8 million is sufficiently profitable for the Company to meet its obligations at a minimum through October 31, 1996, including paying its $150,000 bank borrowings. The Company is seeking additional revenue and profits from additional projects and the sale of ramp equipment and/or transfer balls to ensure its viability for the long term. In addition management is exploring the sale or license of certain product lines. While the future viability of the Company is uncertain management is encouraged that the Company's products and services continue to be in demand. However there is no assurance that the Company will be able to meet its obligations during the next year.


          INFLATION

          In management's opinion, the impact of inflation for the three most recent years is not significant to the financial statements as reported.

 ITEM 7. FINANCIAL STATEMENTS

          The following financial statements and financial statement schedule of the Company, together with the report of independent auditors are included herein:

          (1) FINANCIAL STATEMENTS
              --------------------

                                                                       PAGE
                                                                       ----

     Independent Auditors' Report                                       14

     Balance Sheets--April 30, 1996 and 1995                            15

     Statements of Operations--Years ended
     April 30, 1996, 1995 and 1994                                      16

     Statements of Cash Flows--Years ended
     April 30, 1996, 1995 and 1994                                      17

     Notes to Financial Statements                                      18

          (2) FINANCIAL STATEMENT SCHEDULE
              ----------------------------

     Schedule II -- Valuation and Qualifying Accounts                   23

 All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

          The Company's directors and officers, the principal occupation or employment of each such person and the name and principal business of any organization by which such person is employed, other than the Company, are as follows: Frank B. Carder, Director and Chairman of the Board of the Company, Bruno S. Frassetto, Director, President and Chief Executive Officer of the Company, Axel Coelln, Director and Executive Vice President of the Company, John E. McConnaughy, Jr., Director of the Company and Randall W. Sweeney, Director of the Company and President of R. W. Sweeney & Associates, Inc., a consulting firm for government contractors. Additional information required by this item is incorporated by reference herein to the section entitled "Information Concerning Directors, Executive Officers, Promoters and Control Persons" contained in the Company's Proxy Statement related to its 1996 Annual Meeting of Stockholders.

 ITEM 10. EXECUTIVE COMPENSATION

          The Company hereby incorporates by reference herein the information with respect to executive compensation which is contained in the section entitled "Executive Compensation" set forth in the Company's Proxy Statement related to its 1996 Annual Meeting of Stockholders.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company hereby incorporates by reference herein the information with respect to security ownership of certain beneficial owners and management from the section entitled "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's Proxy Statement related to its 1996 Annual Meeting of Stockholders.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company hereby incorporates by reference herein the information with respect to certain relationships and related transactions which is contained in the section entitled "Other Information Concerning Directors and Executive Officers" set forth in the Company's Proxy Statement related to its 1996 Annual Meeting of Stockholders.

                                    PART IV


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) (3) The exhibits filed with this report pursuant to Item 601 of Regulation S-B are as follows:

               3(i) Amended and Restated Certificate of Incorporation of
                    Transact International Inc. (10/19/83). This exhibit is incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 Commission File No. 0-8422 (the "1987 10-K").

              3(ii) The By-Laws of Transact International Inc. (formerly Gram
                    Industries Inc.). This exhibit is incorporated by reference to Exhibit 3.3 to the 1987 10-K.

               10.1 The 1978 Employee's Stock Option Plan.  This exhibit is incorporated by reference to Exhibit 10.1 to the 1987 10-K.

               10.2 Transact International Inc. 401(k) Profit Sharing Plan.
                    This exhibit is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992 Commission File No. 0-8422 (the "1992 10-K").

               10.3 Transact International Inc. Money Purchase Pension Plan.
                    This exhibit is incorporated by reference to Exhibit 10.3 to the 1992 10-K.

               10.4 Transact Employment Agreement, dated as of August 1, 1991 between Transact International Inc. and Frank B. Carder. This exhibit is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995, Commission File No. 0-8422 (the "1995 10-KSB").

               10.5 Transact Employment Agreement, dated as of August 1, 1991 between Transact International Inc. and Bruno S. Frassetto. This exhibit is incorporated by reference to Exhibit 10.5 to the Company's 1995 10-KSB.

               10.6 Transact Employment Agreement, dated as of June 24, 1991 between Transact International Inc. and Axel Coelln.  This exhibit is incorporated by reference to Exhibit 10.6 to the Company's 1995 10-KSB.

               27.  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the fourth quarter of the Company's most recent year.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRANSACT INTERNATIONAL INC.


 Date: July 22, 1996               By: /s/ BRUNO S. FRASSETTO
                                      --------------------------------
                                              Bruno S. Frassetto
                                              President

          In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


 Date: July 22, 1996               /s/ FRANK B. CARDER
                                  -------------------------------------
                                  Frank B. Carder
                                  Director, Chairman of the Board


 Date: July 22, 1996               /s/ BRUNO FRASSETTO
                                  -------------------------------------
                                  Bruno S. Frassetto
                                  Director, President


 Date: July 22, 1996               /s/ AXEL COELLN
                                  -------------------------------------
                                  Axel Coelln
                                  Director, Executive Vice President
                                  (Principal Financial and Accounting
                                  Officer)


 Date: July 22, 1996
                                  -------------------------------------
                                  John E. McConnaughy, Jr.
                                  Director


 Date: July 22, 1996               /s/ RANDALL W. SWEENEY
                                  -------------------------------------
                                  Randall W. Sweeney
                                  Director

          In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


 Date: July 22, 1996
                                  -------------------------------------
                                  Frank B. Carder
                                  Director, Chairman of the Board


 Date: July 22, 1996
                                  -------------------------------------
                                  Bruno S. Frassetto
                                  Director, President


 Date: July 22, 1996
                                  -------------------------------------
                                  Axel Coelln
                                  Director, Executive Vice President
                                  (Principal Financial and Accounting
                                  Officer)


 Date: July 22, 1996               /s/ JOHN E. MCCONNAUGHY, JR.
                                  -------------------------------------
                                  John E. McConnaughy, Jr.
                                  Director


 Date: July 22, 1996
                                  -------------------------------------
                                  Randall W. Sweeney
                                  Director


                                     13a

 INDEPENDENT AUDITORS' REPORT

 Board of Directors and Stockholders
 Transact International Inc.
 Darien, Connecticut

 We have audited the accompanying consolidated balance sheets of Transact International Inc. (the "Company") as of April 30, 1996 and 1995, and the related statements of operations, and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 7. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such financial statements present fairly, in all material respects, the financial position of Transact International Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 The accompanying financial statements have been prepared assuming that Transact International Inc. will continue as a going concern. As discussed in
 Note 1 to the Financial Statements, the Company has a stockholders' deficiency and working capital deficiency of $187,728 and $252,107, respectively, at April 30, 1996 and has incurred losses for each of the two years in the period ended April 30, 1996. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ DELOTTE & TOUCHE LLP


 DELOITTE & TOUCHE LLP

 Stamford, Connecticut
 July 12, 1996

                          TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                           APRIL 30,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
 ASSETS
 CURRENT ASSETS
    Cash and cash equivalents                       $  287,986    $  140,950
    Accounts receivable, net of
      allowance for doubtful
      accounts of $92,000 and $40,000,
      respectively                                   1,021,320     1,809,440
    Inventories                                        406,750       325,428
    Costs and estimated earnings in excess
      of billings on incomplete contracts              329,063       135,710
    Prepaid expenses and other current assets           68,263        90,873
                                                    ----------    ----------
        TOTAL CURRENT ASSETS                         2,113,382     2,502,401
                                                    ----------    ----------
 PROPERTY, PLANT AND EQUIPMENT, AT COST                277,727       282,715
    Less accumulated depreciation                      215,648      (220,489)
                                                    ----------    ----------
                                                        62,079        62,226
 OTHER ASSETS                                            2,300        37,688
                                                    ----------    ----------
                                                    $2,177,761    $2,602,315
                                                    ==========    ==========
 LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
 CURRENT LIABILITIES
    Short-term borrowings                           $  150,000    $      ---
    Accounts payable                                 1,555,119       649,894
    Accrued expenses                                   368,311       510,881
    Current portion of long-term debt                   82,352       135,137
    Billings in excess of costs and
      estimated earnings on
      incomplete contracts                            209,707        653,317
                                                    ----------    ----------
        TOTAL CURRENT LIABILITIES                   2,365,489      1,949,229
 LONG-TERM DEBT                                           ---         49,770
                                                    ----------    ----------
        TOTAL LIABILITIES                           2,365,489      1,998,999
                                                    ----------    ----------
 STOCKHOLDERS' (DEFICIENCY) EQUITY
    Preferred stock, no par value,
      authorized 2,000,000 shares,
      none issued                                         ---            ---
    Common stock, no par value, authorized
      12,000,000 shares, issued 6,201,735
      shares                                          852,541        852,541
    Additional paid-in capital                      5,224,726      5,224,726
    Treasury stock, at cost : 78,500 shares           (29,606)       (29,606)
    Deficit                                        (6,235,389)    (5,444,345)
                                                    ----------    ----------
        TOTAL STOCKHOLDERS'
        (DEFICIENCY) EQUITY                          (187,728)       603,316
                                                    ----------    ----------
                                                   $2,177,761     $2,602,315
                                                    ==========    ==========


 SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                YEAR ENDED APRIL 30,
                                      ---------------------------------------
                                         1996          1995          1994
                                      -----------    ----------    ----------
 NET SALES                            $ 7,208,015    $8,085,947    $9,198,959
                                       -----------    ----------    ----------
COSTS AND EXPENSES
    Cost of sales                       6,570,860     6,715,517     6,919,473
    Selling and administrative          1,425,911     1,604,646     1,777,258
                                      -----------    ----------    ----------
                                        7,996,771     8,320,163     8,696,731
                                      -----------    ----------    ----------
 INCOME (LOSS) FROM OPERATIONS          (788,756)      (234,216)      502,228
                                       -----------    ----------    ----------
OTHER INCOME (EXPENSE)
    Interest expense                    (19,271)        (23,161)       (9,261)
    Other income (expense)               16,983          27,588       (42,688)
                                       -----------    ----------    ----------
                                         (2,288)          4,427       (51,949)
                                      -----------    ----------    ----------
 NET INCOME (LOSS)                    $(791,044)      $(229,789)   $  450,279
                                      -----------    ----------    ----------
 NET INCOME (LOSS) PER SHARE OF
   COMMON STOCK                       $    (.13)      $    (.04)   $      .07
                                      ===========    ==========    ==========



 SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED APRIL 30,
                                        ---------------------------------------
                                           1996          1995          1994
                                        -----------    ----------    ----------
 OPERATING ACTIVITIES:
 Net income (loss)                      $ (791,044)   $ (229,789)   $  450,279
 Adjustments to reconcile net
   income (loss) to cash from
   operations :
     Depreciation of property,
       plant and equipment                  40,794        37,421        35,798
     Amortization and write-off
       of intangibles                          ---           ---        14,968
   Loss  on sale of property, plant
     and equipment                             ---           ---         3,986
   Increase (decrease) in allowance
     for note and accounts receivable       52,000        10,000      (170,000)
   Cost of litigation settlement               ---           ---       212,500
   Common stock issued for services            ---         3,000           ---
   Changes in assets and liabilities :
     (Increase) decrease in accounts
       receivable                          736,120      (550,191)       93,487
     (Increase) decrease in inventories    (81,322)     (108,984)       88,988
     (Increase) decrease in other
       current assets                          970        10,004       (16,324)
     (Increase) decrease in costs and
       estimated earnings in excess of
       billings on incomplete
      contracts - net                     (636,963)    1,355,369      (336,135)
      (Increase)  in other assets             (300)          ---           ---
      Increase (decrease) in accounts
      payable and accrued expenses         762,655      (172,639)     (602,103)
                                        -----------    ----------    ----------
 NET CASH PROVIDED BY (USED IN)
   OPERATIONS                               82,910       354,191      (224,556)
                                        -----------    ----------    ----------
 INVESTING ACTIVITIES:
   Capital expenditures                    (40,647)      (43,892)      (40,837)
   Proceeds from the sale of property,
     plant and equipment                       ---           ---         6,600
   equipment
   Repayment of note receivable             57,328        52,986        80,340
                                        -----------    ----------    ----------
 NET CASH PROVIDED BY INVESTING
   ACTIVITIES                               16,681         9,094        46,103
                                        -----------    ----------    ----------
 FINANCING ACTIVITIES:
   Proceeds from short-term borrowings     150,000           ---       100,000
   Repayment of short-term borrowings          ---      (100,000)          ---
   Repayment of debt                      (102,555)     (127,868)      (52,058)
                                        -----------    ----------    ----------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                     47,445      (227,868)       47,942
                                        -----------    ----------    ----------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    147,036       135,417      (130,511)
 CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                140,950         5,533       136,044
                                        -----------    ----------    ----------
 CASH AND CASH EQUIVALENTS, END
   OF YEAR                              $  287,987    $  140,950    $    5,533
                                        ===========    ==========    ==========
 SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                          $   19,271    $   25,315    $    9,261

 SEE NOTES TO FINANCIAL STATEMENTS.

                        TRANSACT INTERNATIONAL INC.
                       NOTES TO FINANCIAL STATEMENTS


          NOTE 1 -- BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependant upon its ability to return to profitability and/or sell certain product lines to generate sufficient cash flow to meet its obligations on a timely basis.



          The Company has a stockholders deficiency and working capital deficiency of $187,728 and $252,107, respectively, at April 30, 1996 and has incurred losses for each of the two years in the period ended April 30, 1996. In addition, the Company's bank line of credit expires on August 31, 1996. However, the Company believes that its backlog at May 3, 1996 of $5.8 million is sufficiently profitable for the Company to meet its obligations at a minimum through October 31, 1996 including paying its $150,000 outstanding bank borrowings. The Company is presently seeking additional orders and is exploring the sale of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling certain product lines.


          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

          REVENUE RECOGNITION :
          The Company utilizes the percentage of completion method of accounting measured by the percentage of cost incurred to date to estimated total cost of each contract to record income on incomplete contracts. Whenever it is estimated that a loss will be incurred on a contract, the entire amount of the estimated loss is recognized. All other revenue is recorded upon shipment of the product or providing the service.

          INVENTORIES :
          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Inventories consist of raw materials and manufacturing supplies.

          PLANT AND EQUIPMENT :
          Depreciation on plant and equipment is provided by the straight-line method based on the estimated useful lives of the assets, ranging from 3 to 20 years.

          PER SHARE DATA :
          Amounts per share have been computed using the weighted average number of common shares outstanding during each year (6,123,235 in 1996, 6,093,810 in 1995 and 6,093,235 in 1994). No effect has been given to shares issuable pursuant to outstanding options as their effect would be anti-dilutive.

          INCOME TAXES :
          The Company's deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

          CONCENTRATIONS OF CREDIT RISK :
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in the aviation industry. The U.
 S. Government accounted for 28% in 1996, 24% in 1995 and 55% in 1994 of net sales. TianDa Airport Support Ltd, a foreign commercial customer, accounted for 16% in 1996 and 12% in 1995 of net sales. American Airlines, a domestic commercial customer, accounted for 13% in 1996 of net sales. Federal Express Corporation, a domestic commercial customer accounted for 21% in 1995 and 19% in 1994 of net sales. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS :
          The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term maturity of these financial instruments. The Company's line of credit is short-term and bears interest at 1% over the bank's prime lending rate and therefore approximates fair value.

          ACCOUNTS RECEIVABLE :
          Accounts receivable include amounts currently due from customers and does not include any amounts billed but not paid by customers under retainage provisions in contracts. At April 30, 1996 and 1995, accounts receivable included $10,000 and $45,000 respectively due from an officer/
 stockholder.   The $10,000 balance is to be repaid in fiscal 1997.

          MANAGEMENT ESTIMATES:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         NOTE 3 -- COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON INCOMPLETE CONTRACTS

          The terms for billing contracts vary from contract to contract. Billings are based on either a percentage of completion, costs incurred or specific milestone payments. Costs and estimated earnings in excess of billings on incomplete contracts (net asset and liability) as of April 30, 1996 and 1995 are as follows:

                                               1996             1995
                                            ----------       -----------
 Costs incurred on incomplete contracts     $7,866,907       $ 9,709,696
 Estimated earnings                          1,360,422         2,400,885
                                            ----------       -----------
                                             9,227,329        12,110,581
 Less : billings to date                     9,107,973        12,628,188
                                            ----------       -----------
                                            $  119,356       $ (517,607)
                                            ==========       ===========

          The Company expects to complete the projects in process at April 30, 1996 within one year.

          NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at April 30, 1996 and 1995 consists of :

                                            1996           1995
                                        ---------       ----------
 Machinery and equipment                $  55,708       $   22,408
 Furniture and fixtures                   222,019          260,307
                                        ---------       ----------
                                        $ 277,727       $  282,715
                                        =========       ==========

          NOTE 5 -- SHORT-TERM BORROWINGS

          The Company has a short-term discretionary line of credit of $250,000 with a bank. This discretionary line of credit is due on demand and expires August 31, 1996. As of April 30, 1996 there was $150,000 outstanding balance on the line of credit and $79,000 outstanding in letters of credit as collateral for bids on prospective projects which the Company does not believe will be drawn upon.

          Borrowings under this agreement bear interest at 1% over the bank's prime lending rate (9 1/4 % at April 30, 1996). The average borrowings during fiscal 1996 was $92,760 at an interest rate of 9.6% the Company's assets are pledged as collateral for these borrowings.

         NOTE 6 -- ACCRUED EXPENSES

          Accrued expenses at April 30, 1996 and 1995 consists of:

                                              1996            1994
                                            --------        --------
 Compensation, vacation and severance       $144,278        $109,965
 Contract retainage                           35,846         154,847
 Retirement plans                             70,000          90,000
 Warranty                                     10,000           9,900
 Other                                       108,187         146,169
                                            --------        --------
                                            $368,311        $510,881
                                            ========        ========

          NOTE 7 -- LEASES

          The Company leases certain facilities, furniture and automobiles under noncancelable operating leases. the following is a schedule of the future minimum rental commitments on such leases at April 30, 1996:

           1997                         $71,000
           1998 thru 2000 (each year)    27,600

          Rent expense was $176,037 in 1996, $176,382 in 1995 and $181,662 in
 1994.


          NOTE 8 -- LONG-TERM DEBT

          At April 30, 1996, the current portion of long-term debt includes $16,137 related to a litigation settlement (see Note 10 for further details) and $66,215 payable to the U.S. Air Force. The $16,137 related to the litigation settlement is to be paid in monthly installments with interest on the unpaid balance at 9.5% per annum, with final payment in June, 1996.

          The amount due the U.S. Air Force relates to an overpayment by the Air Force on a contract in 1993. This liability is being paid monthly over four years and bears interest as fixed by the Secretary of the Treasury, pursuant to Public Law 95-563, with final payment in April 1997. The interest rate at April 30, 1996 was 5.875%.

          NOTE 9 -- STOCKHOLDERS' (DEFICIENCY) EQUITY AND STOCK OPTIONS

          In April 1995, the Company issued 30,000 shares of common stock to its three outside directors as additional compensation ($3,000) for their services as directors of the Company for 1995. Net income (loss) during the three years ended April 30, 1996 was the only other change in Stockholders' (Deficiency) Equity.

          The Company's 1978 Employee's Incentive Stock Option Plan ("1978 Plan") provides that options may be granted to acquire a maximum of 100,000 shares of the Common Stock at not less than 85% of market price on the date of grant.

          There has been no change to the options outstanding and exercisable during the past three years. At April 30, 1996, there were 22,000 options outstanding and exercisable, with an option price of $1.50 per share. Options become exercisable cumulatively at a rate of 33 1/3 % per year commencing two years from the date of grant. There are 78,000 options subject to future grant and all options expire 10 years from the date of grant.

          In October 1995, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

          The salary of one officer was deferred for future payment by $70,000 in 1996 as a result of the Company's cash flow conditions and salaries of two officers were reduced by approximately $65,000 and $130,000 in 1996 and 1995, respectively, as a result of operating conditions.

          NOTE 10 -- LITIGATION

          During 1994, the Company reached a settlement in connection with litigation against the Company as guarantor of certain obligations of a former subsidiary. The Company agreed to pay $212,500 over two years to the plaintiff. This charge is included in other expenses in 1994.

          NOTE 11 -- EMPLOYEE RETIREMENT PLANS

          The Company has a 401(k) Profit Sharing Plan and a Money Purchase Plan. Employee participation in the 401(k) Profit Sharing Plan is voluntary. Under the provisions of the 401(k) Plan, employees may defer up to 19% of their annual compensation. Under the provisions of the Money Purchase Plan, the Company must contribute an amount equal to 3% of the employee's compensation. For the year ended april 30, 1995 the Company accrued a matching discretionary contribution of 50% of the employee's 401(k) contributions, with a cap of 3% of the employee's compensation. However, in fiscal 1996, due to the Company's losses, the Company decided not to contribute the discretionary amount applicable to the 401(k), previously accrued at April 30, 1995 and decided to discontinue such matching until business conditions improve. As a result, pension expense was ($17,269) in 1996, $75,911 in 1995 and $68,516 in
 1994.

          Effective June 1, 1996, the Company froze its Money Purchase Plan. This action eliminates any future liability of the Company in respect to the Plan while the Plan is frozen. This action does not constitute an effective termination of the Plan.

          NOTE 12 -- BUSINESS SEGMENT INFORMATION

          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment.

          Sales to the U.S. Government were $1,990,000 in 1996, $1,913,000 in 1995, and $5,065,000 in 1994. All of the Company's operations are in the United States. Export sales to the Far East accounted for 16%, 19%, and 12% of net sales in 1996, 1995 and 1994, respectively.

          NOTE 13 -- INCOME TAXES

          There is no benefit for income taxes in 1996 or 1995 as the tax losses generated in those years cannot be carried back to offset income in prior years. There was no provision for income taxes in 1994, as the Company utilized its available operating loss carryovers.

          The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows :

                                                     April 30,
                                             --------------------------
                                               1996            1995
                                             ----------      ----------
 Net operating loss carryforward             $2,263,000      $2,030,000
 Investment tax credit carryforward             104,000         104,000
 Other reserves and liabilities                 128,000         117,000
                                             ----------      ----------
                                              2,495,000       2,251,000
 Valuation allowance                          2,495,000       2,251,000
                                             ----------      ----------
                                             $       --      $       --
                                             ==========      ==========

 Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria exists to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a valuation allowance.

 At April 30, 1996, the Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,100,000 and $104,000 respectively, expiring in 1997 through 2010.

 TRANSACT INTERNATIONAL INC.

 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 Years Ended April 30, 1996, 1995, and 1994

         COL. A                   COL. B                COL. C              COL. D         COL. E
         ------                   ------                ------              ------         ------
                                                      ADDITIONS
                                                 -----------------------
                                                 (1)          (2)
                                  BALANCE AT     CHARGED TO   CHARGED TO                    BALANCE AT
                                  BEGINNING      COSTS AND    OTHER                         END
     DESCRIPTION                  OF PERIOD      EXPENSES     ACCOUNTS --   DEDUCTIONS--    OF PERIOD
     -----------                  ----------     ----------   -----------   ------------    ---------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Year ended April 30, 1996    $ 40,000       $  52,000                                  $92,000

     Year ended April 30, 1995    $ 30,000       $  10,000                                  $40,000

     Year ended April 30, 1994    $ 50,000       $ (20,000)                                 $30,000

 ALLOWANCE FOR UNCOLLECTABILITY ON NOTES RECEIVABLE:

     Year ended April 30, 1996    $    -0-                                                  $   -0-

     Year ended April 30, 1995    $    -0-                                                  $   -0-

     Year ended April 30, 1994    $150,000       $(150,000)(a)                              $   -0-

  (a) This represents an allowance for uncollectability for a portion of the balance of a note receivable in connection with the 1990 sale of the Company's Contract Services Division. The allowance was established in 1992 and reversed in 1994.

                          TRANSACT INTERNATIONAL INC.

                                  FORM 10-KSB

                                  EXHIBIT LIST




 3(i) Amended and Restated Certificate of Incorporation of Transact International Inc. (10/19/83). This exhibit is incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 Commission File No. 0-8422 (the "1987 10-K").

3(ii) The By-Laws of Transact International Inc. (formerly Gram Industries Inc.). This exhibit is incorporated by reference to Exhibit 3.3 of the 1987 10-K.

10.1 The 1978 Employee's Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.1 to the 1987 10-K.

10.2      Transact International Inc. 401(k) Profit Sharing Plan.  This
          exhibit is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992 Commission File No. 0-8422 (the "1992 10-K").

10.3      Transact International Inc. Money Purchase Pension Plan.  This
          exhibit is incorporated by reference to Exhibit 10.3 to the 1992
          10-K.

10.4 Transact Employment Agreement, dated as of August 1, 1991 between Transact International Inc. and Frank B. Carder. This exhibit is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995, Commission File No. 0-8422 (the "1995 10-KSB").

10.5 Transact Employment Agreement, dated as of August 1, 1991 between Transact International Inc. and Bruno S. Frassetto. This exhibit is incorporated by reference to Exhibit 10.5 to the Company's 1995 10-KSB.

10.6 Transact Employment Agreement, dated as of June 24, 1991 between Transact International Inc. and Axel Coelln. This exhibit is incorporated by reference to Exhibit 10.6 to the Company's 1995 10-KSB.

27.       Financial Data Schedule.