Form 10QSB
period 1996-07-31
TRANSACT INTERNATIONAL INC
filed 1996-09-16
CIK 102701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1996

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------    ----------------


                    Commission File Number 0-8422
                                           ------

                         TRANSACT INTERNATIONAL INC.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

      CONNECTICUT                                    06-0732124
 -------------------------------         ---------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation  or  organization)

                20 THORNDAL CIRCLE, DARIEN, CONNECTICUT   06820
                -----------------------------------------------
                  (Address of principal executive offices)

                               (203) 656-0777
                        ---------------------------
                        (Issuer's telephone number)


- ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days.

 YES X    NO
    ---     ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of August 15, 1996 was 6,123,235.

     Transitional Small Business Disclosure Format (Check One);
                                                  YES        NO  X
                                                      ----      ----

                         TRANSACT INTERNATIONAL INC.

                  FORM 10 QSB - QUARTER ENDED JULY 31, 1996


                                 CONTENTS


                                                                    PAGE

 PART I     FINANCIAL INFORMATION


   Item 1   Financial Statements

            Balance Sheets
            July 31, 1996 (Unaudited) and April 30, 1996..............3

            Statements of Operations (Unaudited)
            Three Months Ended July 31, 1996 and
            July 31, 1995 ............................................4

            Statements of Cash Flows (Unaudited)
            Three Months Ended July 31, 1996 and
            July 31, 1995.............................................5

            Notes to the Financial Statements (Unaudited).............6


   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............7

 PART II OTHER INFORMATION

   Item 6 Exhibits and Reports on Form 8-K............................8

 SIGNATURE ...........................................................8

                          PART I : FINANCIAL INFORMATION

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                JULY 31,       APRIL 30,
                                                  1996           1996
                                             -------------   -------------
 ASSETS                                       (UNAUDITED)
 CURRENT ASSETS
 Cash and cash equivalents                    $   73,454     $   287,986
 Accounts receivable, net of allowance
   for doubtful accounts of $105,000 and
   $92,000 respectively                        1,579,043       1,021,320
 Inventories                                     309,877         406,750
 Costs and estimated earnings in excess of
   billings on incomplete contracts              298,927         329,063
 Prepaid expenses and other current assets        51,095          68,263
                                             -------------   -------------
 TOTAL CURRENT ASSETS                          2,312,396       2,113,382
                                             -------------   -------------
 PROPERTY, PLANT AND EQUIPMENT, AT COST          283,745         277,727
 Less accumulated depreciation                  (224,478)       (215,648)
                                             -------------   -------------
                                                  59,267          62,079
 OTHER ASSETS                                     80,775           2,300
                                             -------------   -------------
 TOTAL ASSETS                                $ 2,452,438     $ 2,177,761
                                             =============   =============

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
 Short-term borrowings                      $    150,000    $    150,000
 Accounts payable                              1,202,848       1,555,119
 Accrued expenses                                424,405         368,311
 Current portion of long-term debt                71,902          82,352
 Billings in excess of costs and estimated
   earnings on Incomplete contracts              778,282         209,707
                                             -------------   -------------
 TOTAL CURRENT LIABILITIES                     2,627,437       2,365,489
                                             -------------   -------------

 STOCKHOLDERS' DEFICIENCY
 Preferred stock, no par value, authorized
 2,000,000 shares, none issued                      ---             ---
 Common stock, no par value, authorized
 12,000,000 shares, issued 6,201,735 shares      852,541         852,541
 Additional paid-in capital                    5,224,726       5,224,726
 Treasury stock, at cost : 78,500 shares         (29,606)        (29,606)
 Deficit                                      (6,222,660)     (6,235,389)
                                             -------------   -------------
 TOTAL STOCKHOLDERS' DEFICIENCY                 (174,999)       (187,728)
                                             -------------   -------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                $ 2,452,438     $ 2,177,761
                                             =============   =============



 SEE NOTES TO FINANCIAL STATEMENTS.

                         TRANSACT INTERNATIONAL INC.

                          STATEMENTS OF OPERATIONS

                                (Unaudited)



                                                    THREE MONTHS ENDED
                                              -----------------------------
                                                  7/31/96       7/31/95
                                              ------------   --------------
 NET SALES                                    $ 2,426,117    $ 2,017,100
                                              ------------   --------------

 COSTS AND EXPENSES:
 Cost of sales                                  2,063,388      1,677,685

 Selling and administrative                       345,600        434,763
                                              ------------   --------------
                                                2,408,988      2,112,448
                                              ------------   --------------

 PROFIT (LOSS) FROM OPERATIONS                     17,129        (95,348)
                                              ------------   --------------

 OTHER INCOME (EXPENSE):
 Interest expense                                  (5,080)        (4,349)

 Other income                                         680          1,987
                                              ------------   --------------
                                                   (4,400)        (2,362)
                                              ------------   --------------
 NET INCOME (LOSS)                              $  12,729     $  (97,710)
                                              ============   ==============

 NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK                                   $    --       $     (.02)
                                              ============   ==============

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                                    6,123,235      6,123,235
                                              ============   ==============




 SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)


- ------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                    --------------------------
                                                       7/31/96         7/31/95
                                                    ------------   -----------
 OPERATING ACTIVITIES:
 Net income (loss)                                  $  12,729      $  (97,710)
 Adjustments to reconcile net income (loss)
   to cash from operations:
 Depreciation of property, plant and equipment          8,830           7,545
 Changes in assets and liabilities:
 (Increase) decrease in accounts receivable          (557,723)        450,033
 (Increase) decrease in inventories                    96,873            (135)
 (Increase) decrease in other current assets           17,168          (6,978)
 (Increase) decrease in costs and estimated
   earnings in excess of billings on incomplete
   contracts - net                                    598,711        (490,919)
 (Increase) decrease in other assets                  (78,475)         11,688
 (Decrease) increase  in accounts payable and
 accrued expenses                                    (296,177)        287,483
                                                    ------------   -----------
 NET CASH (USED IN) PROVIDED BY OPERATIONS           (198,064)        161,007
                                                    ------------   -----------

 INVESTING ACTIVITIES:
 Capital expenditures                                  (6,018)         (3,444)
                                                    ------------   -----------

 FINANCING ACTIVITIES:
 Repayment of debt                                    (10,450)        (40,309)
                                                    ------------   -----------

 NET  (DECREASE) INCREASEIN CASH AND
    CASH EQUIVALENTS                                 (214,532)        117,254
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       287,986         140,950
                                                    ------------   -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD           $  73,454         258,204
                                                    ============   ===========

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                       $       5,080           4,849
 Income taxes                                            ---             ---



 SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                     NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

 1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next three sentences.
     The Company has a stockholders' deficiency and working capital deficiency of $174,999 and $315,041, respectively, at July 31, 1996. The Company is presently seeking additional orders and is exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of July 31, 1996, and the statements of operations and cash flows for the three months ended July 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at July 31, 1996 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three-month period ended July 31, 1996 are not necessarily indicative of those for a full fiscal year.

 2.  Inventories consist of raw materials and manufacturing supplies.

 3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be not material or antidilutive.

 4. There was no income taxes in the three month period ended July 31, 1996 because the Company has a substantial net operating loss carryforward. There was no benefit for income taxes in the three month period ended July 31, 1995, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,100,000 and $104,000 respectively, expiring in 1997 through 2010.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at July 31, 1996 are as follows:

              Net operating loss carryforward     $ 2,250,000
              Investment tax credit carryforward      104,000
              Other reserves and liabilities          128,000
                                                  ------------
                                                    2,482,000
              Valuation allowance                  (2,482,000)
                                                  ------------
                                                 $       ---
                                                  ============

 Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at July 31, 1996 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a full valuation allowance.

                        TRANSACT INTERNATIONAL INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS



 RESULTS OF OPERATIONS:

 Net income for the first quarter of 1996 was $12,729, representing a $110,439 increase over the $97,710 loss in the first quarter of 1995. This increase results primarily from the increase in sales and the reduction in selling and administrative expenses in 1996. Sales for the three months ended July 31, 1996 increased $409,017 (20.3%) as compared to the comparable three month period of last year. Three major projects contributed to this improved sales picture. On-going projects at Hickam and Dover Air Force Bases peaked during this period resulting in increased billings and a new, fast track, project for UPS Louisville for advanced aircraft handling equipment added to the overall result. Gross profit as a percentage of net sales was approximately 15.0% for the three months ended July 31, 1996 and 16.8% for the three months ended July 31, 1995. This decrease of 1.8% in gross profit percentage reflects the lack of a high margin terminal project in 1996 that was completed in 1995, partially offset by higher revenues from transfer ball sales in 1996 which have high margins. Gross margins remain under pressure, particularly for terminal projects, due to competitive conditions. Selling and administrative expenses decreased $89,163 in the first quarter of 1996 compared to the first quarter of 1995. This decrease was principally due to reduced compensation and travel expenses of $91,355 partially offset by an increase of $15,435 in legal expenses.

 The Company's sales order backlog as of July 31, 1996 is approximately $5.3 million. This compares to a $2.0 million backlog as of July 31, 1995.


 LIQUIDITY AND CAPITAL RESOURCES:

 During the three months ended July 31, 1996, the Company used approximately $198,000 in cash in its operations this primarily resulted from an increase in accounts receivable and a decrease in accounts payable, offset by an increase in billings and excess of costs and estimated earnings on incomplete contracts. At July 31, 1996 the Company has a working capital deficiency of $315,041.

 The Company's ability to continue in business is dependent upon its ability to increase profitability and/or sell or license certain product lines. The Company is currently seeking additional orders and is exploring the sale or license of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

                      PART II:  OTHER INFORMATION

                      TRANSACT INTERNATIONAL INC.



 ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

               (a)  Exhibits - 27 - Financial Data Schedule
               (b)  Reports on Form 8-K - None




 SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRANSACT INTERNATIONAL INC.
                              Registrant



                              /s/ Bruno S. Frassetto
 DATE:  SEPTEMBER 11, 1996    ------------------------------
                              BRUNO S. FRASSETTO
                              President and
                              Chief Financial Officer