Form 10QSB
period 1996-10-31
TRANSACT INTERNATIONAL INC
filed 1996-12-13
CIK 102701

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarter period ended October 31, 1996

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _______________

                         Commission file number 0-8422
                                                ------

                           TRANSACT INTERNATIONAL INC.
          ---------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)



         Connecticut                                    06-0732124
--------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



                  22 Thorndal Circle, Darien, Connecticut  06820
                  ----------------------------------------------
                      (Address of principal executive offices)

                                   (203) 656-0777
                             ---------------------------
                             (Issuer's telephone number)

                  20 Thorndal Circle, Darien, Connecticut  06820
   -------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1996 was 6,123,235.

     Transitional Small Business Disclosure Format         YES        NO  X
                                                              -----     -----

                            TRANSACT INTERNATIONAL INC.

                   FORM 10-QSB - QUARTER ENDED OCTOBER 31, 1996

                                       INDEX



                                                                          PAGE
                                                                          ----
PART I       FINANCIAL INFORMATION

    Item 1   Financial Statements

             Balance Sheets
             October 31, 1996 (Unaudited) and April 30, 1996                3


             Statements of Operations (Unaudited)
             Three and Six Months Ended October 31,
                1996 and October 31, 1995                                   4


             Statements of Cash Flows (Unaudited)
             Six Months Ended October 31, 1996 and October 31, 1995         5


             Notes to the Financial Statements (Unaudited)                  6


    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8


PART II      OTHER INFORMATION

    Item 4   Submission of Matters to a Vote of Security Holders            9


    Item 6   Exhibits and Reports on Form 8-K                               9


SIGNATURE                                                                  10

                         PART I : FINANCIAL INFORMATION
                         ------------------------------

                           TRANSACT INTERNATIONAL INC.
                                 BALANCE SHEETS

                                              OCTOBER 31,         APRIL 30,
                                                 1996               1996
                                              -----------         ---------
ASSETS                                        (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                  $   55,928          $  287,986
   Accounts receivable, net of allowance
     for doubtful accounts of $110,000
     and $92,000, respectively                 1,252,873           1,021,320
   Inventories                                   232,342             406,750
   Costs and estimated earnings in
     excess of billings on
     incomplete contracts                        325,363             329,063
   Prepaid expenses and other current assets      44,180              68,263
                                              -----------         -----------
         TOTAL CURRENT ASSETS                  1,910,686           2,113,382
                                              -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST           283,861             277,727
   Less accumulated depreciation                (233,373)           (215,648)
                                              -----------         -----------
                                                  50,488              62,079
OTHER ASSETS                                       2,300               2,300
                                              -----------         -----------
         TOTAL ASSETS                         $1,963,474          $2,177,761
                                              ===========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Short-term borrowings                      $  150,000          $  150,000
   Accounts payable                            1,249,954           1,555,119
   Accrued expenses                              451,427             368,311
   Current portion of long-term debt              56,768              82,352
   Billings in excess of costs and estimated
     earnings on incomplete contracts            192,477             209,707
                                              -----------         -----------
TOTAL CURRENT LIABILITIES                      2,100,626           2,365,489
                                              -----------         -----------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, no par value,
     authorized 2,000,000 shares,
     none issued                                     ---                 ---
     Common stock, no par value,
       authorized 12,000,000 shares,
       issued 6,201,735                          852,541             852,541
     Additional paid-in capital                5,224,726           5,224,726
     Treasury stock, at cost:
       78,500 shares                             (29,606)            (29,606)
     Deficit                                  (6,184,813)         (6,235,389)
                                              -----------         -----------
         TOTAL STOCKHOLDERS' DEFICIENCY         (137,152)           (187,728)
                                              -----------         -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY             $1,963,474          $2,177,761
                                              ===========         ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                            TRANSACT INTERNATIONAL INC.

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)


                             Three Months Ended          Six Months Ended
                            ----------------------     ---------------------
                           10/31/96      10/31/95     10/31/96     10/31/95
                           --------      --------     --------     --------
NET SALES                 $2,357,443    $1,862,283   $4,783,560   $3,879,383
                          -----------   -----------  -----------  -----------
COSTS AND EXPENSES:
  Cost of sales            1,968,248     1,758,115    4,031,636    3,435,800

  Selling and
    administrative           344,591       405,188      690,191      839,951
                          -----------   -----------  -----------  -----------
                           2,312,839     2,163,303    4,721,827    4,275,751
                          -----------   -----------  -----------  -----------
INCOME (LOSS) FROM
OPERATIONS                    44,604      (301,020)      61,733     (396,368)
                          -----------   -----------  -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense            (6,836)       (2,689)     (11,916)      (7,038)
  Other income                    79           256          759        2,243
                          -----------   -----------  -----------  -----------
                              (6,757)       (2,433)     (11,157)      (4,795)
                          -----------   -----------  -----------  -----------
NET INCOME (LOSS)         $   37,847    $ (303,453)   $  50,576   $ (401,163)
                          ===========   ===========  ===========  ===========

NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK   $      .01    $     (.05)   $     .01   $     (.07)
                          ===========   ===========  ===========  ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING              6,123,235     6,123,235    6,123,235    6,123,235
                          ===========   ===========  ===========  ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                            TRANSACT INTERNATIONAL INC.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                      SIX MONTHS ENDED
                                               ------------------------------
                                                10/31/96            10/31/95
                                               ----------          ----------
OPERATING ACTIVITIES:

Net income (loss)                             $   50,576          $ (401,163)
Adjustments to reconcile net income
   (loss) to cash (used in) provided by:
      Depreciation of property, plant and
        equipment                                 17,725              17,305
      Changes in assets and liabilities:
        (Increase) decrease in accounts
          receivable                            (231,553)            876,529
        Decrease in inventories                  174,408              53,988
        Decrease in other current assets          24,083               1,728
        (Increase) in costs and estimated
          earnings in excess of billings
          on incomplete contracts - net          (13,530)         (1,058,690)
        Decrease in other assets                     ---              29,388
        Increase (decrease) in accounts
          payable and accrued expenses          (222,049)            308,892
                                              -----------         -----------
NET CASH (USED IN) OPERATIONS                   (200,340)           (172,023)
                                              -----------         -----------

INVESTING ACTIVITIES:

Capital expenditures                              (6,134)             (6,290)
                                              -----------         -----------

FINANCING ACTIVITIES:

Net proceeds - short-term borrowings                 ---             150,000
Repayment of debt                                (25,584)            (47,554)
                                              -----------         -----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                           (25,584)            102,446
                                              -----------         -----------
NET DECREASE IN CASH                            (232,058)            (75,867)
CASH, BEGINNING OF PERIOD                        287,986             140,950
                                              -----------         -----------

CASH, END OF PERIOD                           $   55,928          $   65,083
                                              ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                      $   11,916          $    7,038
Income taxes                                         ---                 ---




SEE NOTES TO FINANCIAL STATEMENTS.

                              TRANSACT INTERNATIONAL INC.

                     NOTES TO THE FINANCIAL STATEMENTS (Unaudited)


1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next three sentences.
    The Company has a stockholders' deficiency and working capital deficiency of $137,152 and $189,940, respectively, at October 31, 1996. The Company's sales backlog is $3.8 million at October 31, 1996 and the Company is seeking additional orders and exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

    The balance sheet as of October 31, 1996, the statements of operations for the three and six months ended October 31, 1996 and 1995 and the statements of cash flows for the six months ended October 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at October 31, 1996 and all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and six month periods ended October 31, 1996 are not necessarily indicative of those for a full fiscal year.

2. Inventories consist of raw materials and manufacturing supplies at October 31, 1996 and April 30, 1996.

3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

4. There was no provision for income taxes in the three and six month periods ended October 31, 1996, as the Company utilized its available operating loss carryovers.

    There was no benefit for income taxes in the three and six month periods ended October 31, 1996 and 1995, as the loss generated cannot be carried back to offset income in prior years.

    The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,100,000 and $104,000 respectively, expiring in 1997 through 2010.

    The tax effects of temporary differences giving rise to the Company's deferred tax assets at October 31, 1996 are as follows:

       Net operating loss carryforward            $2,250,000
       Investment tax credit carryforward            104,000
       Other reserves and liabilities                128,000
                                                  ----------
                                                   2,482,000
       Valuation allowance                         2,482,000
                                                  ----------
                                                  $   ---
                                                  ==========

    Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at October 31, 1996 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

5. The Company's bank extended the maturity of its $150,000 borrowing until January 15, 1997. The Company will attempt to develop an extension and/or repayment plan acceptable to the bank prior to January 15, 1997.

                           TRANSACT INTERNATIONAL INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


Sales for the three and six months ended October 31, 1996 increased $495,160 (26.6%) and $904,177 (23.3%), respectively from the comparable periods last year. Sales from ramp equipment decreased in 1996 from 1995 but such decrease was more than offset by increased sales of transfer balls of $649,202 and $1,090,976 for the three and six months ended October 31, 1996 respectively. Gross profit percentages for the three and six months ended October 31, 1996 and 1995 were 16.5%, 15.7%, 5.6% and 11.4% respectively. The increase in gross margins in 1996 were primarily due to (i) an increase in sales of transfer balls which have a higher gross profit percentage than projects and ramp equipment, and (ii) cost overruns in the three months ended October 31, 1995 for a project that represented approximately 27% of such revenues. This project was completed in November 1995.

For the three and six months ended October 31, 1996 the Company reduced its selling and administrative expenses $60,597 and $149,760, respectively, primarily compensation and employee benefit costs.

The Company's sales backlog as of October 31, 1996 is approximately $3.8 million. This compares to a $4.9 million backlog at October 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES:

During the six months ended October 31, 1996, the Company used approximately $200,000 of cash in its operations, primarily resulting from an increase in accounts receivable and a decrease in accounts payable, net of a decrease in inventories. At October 31, 1996 the Company has a working capital deficiency of $189,940.

The Company's ability to continue in business is dependent upon its ability to increase profitability and/or sell or license certain product lines. The Company's sales backlog is $3.8 million at October 31, 1996 and the Company is seeking additional orders and exploring the sale or license of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

                            PART II:  OTHER INFORMATION
                            ---------------------------

                            TRANSACT INTERNATIONAL INC.



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)  The 1996 Annual Meeting of Shareholders was held on
              October 9, 1996.
         (b) The Board of Directors currently consists of the four nominees listed below.
         (c) The following matter was voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, are as follows:

              Election of the following individuals to the Board of Directors:

              Name                              For              Withheld
              ----                              ---              --------
              Frank B. Carder                5,311,159           129,843
              Bruno S. Frassetto             5,311,559           129,443
              John E. McConnaughy, Jr.       5,315,559           125,443
              Randall Sweeney                5,315,264           125,738

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


                                      TRANSACT INTERNATIONAL INC.
                                      ---------------------------
                                                Registrant



Date: December 11, 1996               /s/ Bruno S. Frassetto
-----------------------               ------------------------------------
                                      Bruno S. Frassetto
                                      President and Acting Chief Financial
                                          Officer