Form 10QSB
period 1997-01-31
TRANSACT INTERNATIONAL INC
filed 1997-03-17
CIK 102701

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarter period ended January 31, 1997

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _______________

                      Commission file number 0-8422
                                             ------

                         TRANSACT INTERNATIONAL INC.
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


       CONNECTICUT                                   06-0732124
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation  or  organization)

                  22 THORNDAL CIRCLE, DARIEN, CONNECTICUT   06820
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: 6,123,235 as of February 15, 1997.

     Transitional Small Business Disclosure Format YES        NO X
                                                      ---       ---

                          TRANSACT INTERNATIONAL INC.

                 FORM 10-QSB - Quarter Ended January 31, 1997

                                    INDEX



                                                                    PAGE

PART I      FINANCIAL INFORMATION


  Item 1    Financial Statements

            Balance Sheets
            January 31, 1997 (Unaudited) and April 30, 1996         3


            Statements of Operations (Unaudited)
            Three and Nine Months Ended January 31, 1997
            and January 31, 1996                                    4


            Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 1997 and
            January 31, 1996                                        5


            Notes to the Financial Statements (Unaudited)           6


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8


PART II     OTHER INFORMATION


  Item 6    Exhibits and Reports on Form 8-K                        9


SIGNATURE                                                          10

            PART I : FINANCIAL INFORMATION

              TRANSACT INTERNATIONAL INC.

                    BALANCE SHEETS

                                                                      JANUARY 31,        APRIL 30,
                                                                        1997               1996
                                                                     ------------       ----------
ASSETS                                                               (UNAUDITED)
CURRENT ASSETS
  Cash                                                               $  126,863         $  287,986
  Accounts receivable, net of allowance for doubtful
    accounts of $96,000 and $92,000 respectively                      1,183,343          1,021,320
  Inventories                                                           299,316            406,750
  Costs and estimated earnings in excess of billings on
    incomplete contracts                                                225,017            329,063
  Prepaid expenses and other current assets                              11,716             68,263
                                                                     ------------       ----------
                    TOTAL CURRENT ASSETS                              1,846,255          2,113,382
                                                                     ------------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost                                  285,939            277,727
  Less accumulated depreciation                                        (242,709)          (215,648)
                                                                     ------------       ----------
                                                                         43,230             62,079
OTHER ASSETS                                                              2,300              2,300
                                                                     ------------       ----------
                    TOTAL ASSETS                                     $1,891,785         $2,177,761
                                                                     ============       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Short-term borrowings                                              $   ---              $150,000
  Accounts payable                                                    1,468,187          1,555,119
  Accrued expenses                                                      395,668            368,311
  Current portion of long-term debt                                     122,319             82,352
  Billings in excess of costs and estimated earnings on
    incomplete contracts                                                 17,579            209,707
                                                                     ------------       ----------
                    TOTAL CURRENT LIABILITIES                         2,003,753          2,365,489
LONG-TERM DEBT                                                           75,000              ---
                                                                     ------------       ----------
                    TOTAL LIABILITIES                                 2,078,753          2,365,489
                                                                     ------------       ----------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, no par value, authorized
    2,000,000 shares, none issued                                        ---                 ---
  Common stock, no par value, authorized
    12,000,000 shares, issued 6,201,735                                 852,541            852,541
  Additional paid-in capital                                          5,224,726          5,224,726
  Treasury stock, at cost : 78,500 shares                               (29,606)           (29,606)
  Deficit                                                            (6,234,629)        (6,235,389)
                                                                     ------------       ----------
                    TOTAL STOCKHOLDERS' DEFICIENCY                     (186,968)          (187,728)
                                                                     ------------       ----------
             TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY            $1,891,785        $ 2,177,761
                                                                     ============       ==========


 SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                             STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                   --------------------------     --------------------------
                                    1/31/97        1/31/96         1/31/97        1/31/96
                                   ----------      ----------     -----------     ----------
NET SALES                          $1,432,626      $1,488,820      $6,216,185     $5,368,203
                                   ----------      ----------     -----------     ----------
COSTS AND EXPENSES :
  Cost of sales                     1,240,901       1,495,595       5,272,537      4,931,395
  Selling and administrative          237,416         397,313         927,607      1,237,264
                                   ----------      ----------     -----------     ----------
                                    1,478,317       1,892,908       6,200,144      6,168,659
                                   ----------      ----------     -----------     ----------
INCOME (LOSS) FROM OPERATIONS         (45,691)       (404,088)         16,041       (800,456)
                                   ----------      ----------     -----------     ----------
OTHER INCOME (EXPENSE) :
  Interest expense                     (5,165)         (7,045)        (17,081)       (14,082)
  Other  income                         1,042              44           1,800          2,287
                                   ----------      ----------     -----------     ----------
                                       (4,123)         (7,001)        (15,281)       (11,795)
                                   ----------      ----------     -----------     ----------
NET INCOME (LOSS)                  $  (49,814)      $(411,089)     $      760      $(812,251)
                                   ==========      ==========     ===========     ==========
NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                     $ (0.01)      $   (0.07)     $     0.00        $ (0.13)
                                   ==========      ==========     ===========     ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       6,123,235       6,123,235       6,123,235      6,123,235
                                   ==========      ==========     ===========     ==========




SEE NOTES TO FINANCIAL STATEMENTS.

                               TRANSACT INTERNATIONAL INC.

                                STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                                   NINE MONTHS ENDED
                                                                 1/31/97      1/31/96
                                                               ---------      ---------
OPERATING ACTIVITIES :
Net income (loss)                                              $    760       (812,251)
Adjustments to reconcile net income (loss) to cash
  (used in) provided by operations:
     Depreciation of property, plant and equipment               27,061         26,485
     Changes in assets and liabilities :
        Decrease(increase) in accounts receivable              (162,023)       749,242
        Decrease in inventories                                 107,434         51,281
        Decrease in other current assets                         56,547          6,256
        (Increase) in costs and estimated earnings in
          excess of billings on incomplete contracts
          - net                                                 (88,082)      (687,424)
        Decrease in other assets                                   ---          35,388
        Increase (decrease) in accounts payable
          and accrued expenses                                  (59,575)       536,601
                                                               ---------      ---------
NET CASH USED IN OPERATIONS                                    (117,878)       (94,422)
                                                               ---------      ---------
INVESTING ACTIVITIES :
Capital expenditures                                             (8,212)        (9,890)
                                                               ---------      ---------
FINANCING ACTIVITIES :
Net proceeds - short-term borrowings                                ---        150,000
Repayment of debt                                               (35,033)       (67,883)
                                                               ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (35,033)        82,117
                                                               ---------      ---------
NET DECREASE IN CASH                                           (161,123)       (22,195)
CASH, BEGINNING OF PERIOD                                       287,986        140,950
                                                               ---------      ---------
CASH, END OF PERIOD                                            $126,863       $118,755
                                                               =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid during the period for:
Interest                                                        $17,081         14,082
Income taxes                                                        ---            ---


SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                 NOTES TO THE FINANCIAL STATEMENTS (Unaudited)




1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is hampered by the matters discussed in the next three sentences. The Company has a stockholders' deficiency and working capital deficiency of $186,968 and $157,498, respectively, at January 31, 1997. The Company's sales backlog is $2.8 million at January 31, 1997 and the Company is seeking additional orders and exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of January 31, 1997, the statements of operations for the three and nine months ended January 31, 1997 and 1996 and the statements of cash flows for the nine months ended January 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at January 31, 1997 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and nine month periods ended January 31, 1997 are not necessarily indicative of those for a full fiscal year.


2. Inventories consist of raw materials and manufacturing supplies at January 31, 1997 and April 30, 1996.


3. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

4. There was no benefit for income taxes in the three and nine month periods ended January 31, 1997 and 1996, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,100,000 and $104,000 respectively, expiring in 1997 through 2010.

                          TRANSACT INTERNATIONAL INC.

                 NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

                                  (CONTINUED)




     The tax effects of temporary differences giving rise to the Company's deferred tax assets at January 31, 1997 are approximately as follows :


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
                                               ==========


     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at January 31, 1997 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

5. In January 1997, the Company converted its short-term bank note payable to a term loan payable, to the same bank, in twenty four equal monthly principal installments of $6,250 commencing February 15, 1997. The term loan bears interest at 1% over the bank's prime lending rate (the bank's prime lending rate was 8 1/4 % at January 31, 1997).

                          TRANSACT INTERNATIONAL INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


Sales for the three months ended January 31, 1997 compared to the three months ended January 31, 1996 declined 3.7%. The gross profit for the quarters ended January 31, 1997 and 1996 were 13.3% and 0% respectively. The current quarters gross profit was adversely effected by lower sales than anticipated and small cost overruns on a project. The gross profit margins for the three months ended January 31, 1996 were adversely affected by a low volume of transfer ball sales which have a higher gross profit margin and cost overruns on a project that was completed in November 1995.

Sales for the nine months ended January 31, 1997 compared to the comparable period last year increased $847,982 or 15%. This increase resulted from the increased sales of transfer balls net of a decrease in ramp equipment sales. Gross profit percentages for the nine months ended January 31, 1997 and 1996 were 15.0% and 8.1% respectively. The increase in gross margins in 1997 were primarily due to (i) an increase in sales of transfer balls which have a higher gross profit percentage than projects and ramp equipment, and (ii) cost overruns in the nine months ended January 31, 1996 for a project that represented approximately 27% of such revenues. This project was completed in November 1995.

For the three and nine months ended January 31, 1997 compared to the comparable periods last year the Company reduced its selling and administrative expenses $159,897 and $309,657 respectively, primarily related to compensation and employee benefit costs.

The Company's sales backlog as of January 31, 1997 and January 31, 1996 was approximately $2.8 million and $3.8 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES:


At January 31, 1997, the Company has a working capital deficiency of $157,498. During the nine months ended January 31, 1997 the Company used approximately $118,000 of cash in its operations.

The Company's ability to continue in business is dependent upon its ability to increase profitability and/or sell or license certain product lines. The Company's sales backlog is $2.8 million at January 31, 1997 and the Company is seeking additional orders and exploring the sale or license of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

                          PART II:  OTHER INFORMATION

                          TRANSACT INTERNATIONAL INC.




Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits - 27 - Financial Data Schedule

               (b)  Reports on Form 8-K  - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRANSACT INTERNATIONAL INC.
                                        Registrant


                                   /s/ Bruno S. Frassetto
DATE: MARCH 12, 1997               ------------------------------------
                                   BRUNO S. FRASSETTO
                                   President and Acting Chief
                                   Financial and Accounting Officer