Form 10KSB
period 1997-04-30
TRANSACT INTERNATIONAL INC
filed 1997-07-29
CIK 102701

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended April 30, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER 0-8422
                         -----------------------------

                             TRANSACT INTERNATIONAL INC.
                   ----------------------------------------------
                   (Name of small business issuer in its charter)

        CONNECTICUT                                 06-0732124
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

22 THORNDAL CIRCLE, DARIEN, CONNECTICUT               06820
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (203) 656-0777
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

      Revenues for the fiscal year ended April 30, 1997 were $7,252,035.


      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at July 7, 1997 was $643,676.

      The number of shares outstanding of the registrant's common stock at July 7, 1997 was 6,123,235.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Transact International Inc.'s (i) Proxy Statement for the Annual Meeting of Stockholders to be held on October 8, 1997 is incorporated by reference into Part III of this Form 10-KSB (a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB).

      Transitional Small Business Disclosure Format.   YES       NO  X
                                                           ---      ---

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  GENERAL DEVELOPMENT OF BUSINESS

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

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND EXPORT SALES

          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment. In 1997 three customers accounted for 32% (United Parcel Service), 29% (U.S. Government) and 18% (Agricultural and Processed Food Products Export
Development Authority ["Apeda"]), respectively, of net sales.   In 1996 three
customers accounted for 28% (U.S. Government), 16% (TianDa Airport Support Ltd.) and 13% (American Airlines), respectively, of net sales. In 1995, three customers accounted for 24% (U.S. Government), 21% (Federal Express Corporation) and 12% (TianDa Airport Support Ltd.), respectively, of net sales.

          Sales to the U.S. Government were $2,099,000 in 1997, $1,990,000 in 1996, and $1,913,000 in 1995. All of the Company's operations are in the United States. Export sales to the Far East accounted for 20%, 16%, and 19%, of net sales in 1997, 1996 and 1995, respectively.

     (C)  NARRATIVE DESCRIPTION OF BUSINESS
          PRINCIPAL PRODUCTS AND SERVICES

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

          Terminal equipment includes truck dock lifts, transfer vehicles, elevating transfer vehicles, decks, and storage racks which are installed in a cargo terminal and are used to receive and store cargo containers and to retrieve such containers and position them for loading on aircraft by ramp equipment. Transact terminal equipment systems have been installed in more than 60 locations. Terminal equipment accounted for approximately 67% of Transact's net sales in 1997.

          Ramp equipment is completely mobile and accepts cargo containers at the ramp area adjacent to the cargo terminal, transports such containers to the aircraft and loads them into the aircraft by means of conveyance devices. Ramp equipment includes transporters and loaders. No ramp equipment was sold in 1997.

          Transfer balls are used in decks to facilitate the manual movement of air cargo containers. Spare parts are sold as replacement parts for ramp equipment and terminal equipment. Transfer balls and spare parts accounted for approximately 32% of Transact's net sales in 1997.

          Transact also provides consulting and engineering services to assist customers in planning, designing and adapting cargo handling systems and in selecting equipment items based upon their particular requirements. Generally, no more than two Transact employees are engaged in rendering these services at any point in time. These services have enabled Transact to gain access to customers at the planning stage for future systems projects. During 1997 the consulting and engineering services accounted for less than 1% of Transact's net sales.

          SIGNIFICANT CUSTOMERS/PRINCIPAL MARKETS

          The Company produces air cargo handling systems and equipment for airlines, air express and freight companies, airport authorities and the U.S. Air Force. Sales of air cargo handling systems are comprised of several large contracts. Therefore, it is not unusual for a few customers to account for a significant percentage of revenues. Sales to major customers for the three years ended April 30, 1997 are outlined in Item 1 (b) herein. The loss of any of these customers, if not replaced with another customer, could have a material adverse effect on the Company.

          RAW MATERIALS AND SUBCONTRACTORS

          During 1993, the Company closed its Memphis, Tennessee manufacturing facility. The Company is renting a smaller facility in Somerville, Tennessee and is subcontracting a significant portion of the production of its equipment to selected manufacturers within the industry. The Company subcontracted approximately 55% of its cost of sales in 1997. The Company obtains bids from qualified bidders and determines who will be awarded the subcontract based both on price and technical ability. Transact's review of potential subcontractors and the monitoring of their quality control standards minimizes the subcontracting risk. The materials required are generally available from a large number of sources. The Company has not experienced any unusual difficulties in obtaining the raw materials necessary to manufacture its products.

          CONTRACTING RISKS

          Most contracts for the sale of Transact air cargo handling systems and equipment are the result of competitive bidding. If accepted, the bid price, which is effective to a certain date and for certain equipment, becomes the fixed contract price, and is generally not subject to price renegotiations unless the customer either accepts the bid after its expiration date or changes the scope of the project by requiring additional or different equipment. In preparing its bid price, Transact normally includes a margin for estimated supplier price and subcontractor cost increases; however, Transact's margins, and accordingly its estimated gross profit, may be adversely impacted by increases in costs which exceed those anticipated or provided for in its bid. Transact faces an additional risk of non-payment from a contractor when, on rare occasions, Transact operates as a subcontractor. Specifically, Transact risks delay in payment due to the incomplete or faulty performance of the contractor. Standard provisions in contracts with the U.S. Government allow termination at the Government's option provided the Government and the Company agree on the final termination settlement. As of April 30, 1997 the Company's backlog with the U.S. Air Force was approximately $200,000. Transact's fabrication contracts may contain substantial per diem penalty clauses for delays in completion resulting from the actions of Transact or of its subcontractors. Transact, however, has incurred no substantial liability resulting from either the non-payment by general contractors or from the penalty clauses.

          BACKLOG

          The Company's sales order backlog was $3.1 million as of April 30, 1997. This compares to $5.8 million as of May 3, 1996 and $3.5 million as of April 30, 1995. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its April 30, 1997 sales order backlog prior to April 30, 1998.

          Transact booked approximately $5,700,000 of orders in 1997. This compares to approximately $8,900,000 of orders booked in 1996 and $7,900,000 of orders booked in 1995.

          COMPETITION

          Transact's primary competitors in terminal equipment systems are three German firms and the U.S. subsidiary of one of these German firms, all of which are greater in size and financial resources than Transact. Therefore, the relationship of the United States dollar to the German Deutsche Mark affects Transact's competitive position in obtaining new contracts. In the area of ramp equipment, there are numerous domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product and systems design, technological change and price. In the area of transfer balls there are a few domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product design and price.

          PATENTS AND WARRANTIES

          Transact systems and equipment are not covered by patents. The industry is one in which rapid technological advances result in frequent changes to designs and concepts. These frequent changes provide Transact's principal protection against competition from unauthorized use of its designs and concepts.

          Transact warrants the design, workmanship and material of its terminal and ramp equipment for one year. Transact includes in its bid the warranty work which it estimates will be required by each systems contract.

          SEASONALITY

          The demand for Transact systems and equipment is not subject to seasonal change. Transact's sales volume, however, is directly affected by capital expenditure budgets of the U.S. Government, the air cargo industry and the overnight package delivery segment of such industry.

          WORKING CAPITAL

          For information relating to working capital, see Liquidity and Capital Resources included in Item 7 herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          RESEARCH AND DEVELOPMENT

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

                          TRANSACT INTERNATIONAL INC.

          ENVIRONMENTAL MATTERS AND REGULATIONS

          Capital expenditures by the Company for environmental control in the current year were not material, and the Company does not anticipate that such expenditures will become material in the next two years. Compliance by the Company with existing environmental laws and regulations has not had, and is not anticipated in the next two years to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

          EMPLOYEES

          The Company has approximately 15 employees as of April 30, 1997.

          GOVERNMENTAL APPROVAL/REGULATIONS

          The Company is not required to obtain, and is not awaiting, any governmental approval for the manufacture and sale of any of its products. The Company does not believe that any existing or probable governmental regulations have or will have any material effect on the Company.

ITEM 2.   PROPERTIES

          The Company does not own or invest in any real estate or office facilities. The principal leased facilities of the Company are as follows:

          Darien, Connecticut  -  Office space including the Company headquarters located in a 3,312 square
                                  foot facility leased by the Company. The lease expires September 30, 1999.

          Somerville, Tennessee - Manufacturing and office space located in a 8,350 square foot facility leased by the Company. The lease expires September
                                  30, 2000.

          Management believes that all properties are in satisfactory condition and are adequate for existing and projected operations.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending or contemplated legal proceedings to which the Company is a party or by which the Company or any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's stock is currently traded on the OTC Bulletin Board.
As of July 7, 1997 there were 6,123,235 shares of Common Stock outstanding, held by approximately 2,100 stockholders of record. The over-the-counter stock quotations below were obtained through the Internet by accessing America On Line and retrieving historical stock price quotes from the Prophet Information Service, Inc. (Prophet@AOL.com) database. Such quotations reflect inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions. The Company has not paid dividends on its common stock during the two most recent years and does not anticipate that any dividends will be paid in the near future.

                          1997                    1996
                    ----------------        ----------------
                    High        Low         High        Low
                    ----        ----        ----        ----
1st Quarter         $.28        $.06        $.18        $.13
2nd Quarter         $.22        $.06        $.25        $.16
3rd Quarter         $.25        $.06        $.22        $.13
4th Quarter         $.34        $.09        $.13        $.13

ITEM 6.   FIVE YEAR FINANCIAL SUMMARY

                                           Year ended April 30,
                               --------------------------------------------
                               1997      1996      1995      1994      1993
                               --------------------------------------------
                               (In thousands of dollars, except per share)

SUMMARY OF OPERATIONS :
Net sales                      $7,252    $7,208    $8,086    $9,199    $5,766
Net (loss) income              $(209)    $ (791)   $ (230)   $  450    $  338
Net  (loss) income per
common share                   $(.03)    $ (.13)   $ (.04)   $  .07    $  .06

Cash dividends declared         None      None      None      None      None

BALANCE SHEET DATA :
Total assets                   $1,400    $2,178    $2,602    $2,693    $2,608
Long-term debt including
  current maturities           $   47    $   82    $  185    $  313    $ ---

Notes:
1. Results for 1994 include a charge of $212,500 for settlement of litigation and a credit of $150,000 for the reversal of an allowance for the collection of a note receivable.

2. Results for 1993 include a restructuring credit of $370,819, which resulted from the gain on the sale of the Company's Memphis facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            GENERAL DISCUSSION

          Transact operates in one business segment which includes the design, installation, manufacture and service of products and systems for handling air cargo. These products and systems are sold to airlines, air express and freight companies, airport authorities and the U.S. Air Force.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


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

          The Company's present principal competitors for terminal projects are German-based companies and in one case a U.S. subsidiary of a German-based company. Therefore, the relationship of the U.S. dollar to the German Mark affects the Company's competitive position in obtaining new contracts. The Company's principal competitors for ramp equipment and transfer balls are U.S. businesses.

          RESULTS OF OPERATIONS

          SALES

          Sales of air cargo handling systems are comprised of several large contracts. Therefore it is not unusual for a few customers to account for a significant percentage of net sales. The U.S. Air Force has been a significant customer for the last three years, accounting for 29%, 28% and 24% of net sales in 1997, 1996 and 1995, respectively. United Parcel Service, a domestic commercial customer accounted for 32% of 1997 sales and Apeda, a customer in India, accounted for 18% of 1997 sales. Federal Express Corporation, a domestic commercial customer, accounted for 21% of 1995's sales. Export sales to the Far East accounted for 20%, 16% and 19% of net sales in 1997, 1996 and 1995, respectively. It is anticipated that sales to the Far East will continue to constitute a significant portion of the Company's sales in years to come. However, sales to the U.S. Air Force for the next one to three years is anticipated to be greatly reduced because of a decrease in spending by the U.S. Air Force for air cargo handling equipment.

          Sales by product type for each of the three years ended April 30, 1997 were approximately as follows:

                              1997              1996              1995
                           ------------------------------------------------
Project Revenue            $4.8 million      $6.1 million      $4.3 million

Transfer Balls and
  Spare Parts               2.4 million       1.0 million       3.6 million

Other                        .1 million        .1 million        .1 million
                           ------------------------------------------------
     Total                 $7.3 million      $7.2 million      $8.0 million
                           ================================================

          Project revenue in 1996 included approximately $1.3 million of mobile equipment while 1995 and 1997 each has less than $.3 million of mobile equipment revenues. Large orders for transfer balls were shipped in 1997 and 1995.

          GROSS PROFIT

          Gross profits were 14% in 1997, 9% in 1996 and 17% in 1995. The increase in 1997 is because of the increased sales of transfer balls, which have higher gross profit margins than project revenues, and the absence of the large cost overruns incurred in 1996 described in the following sentence. The decrease in 1996 was due to cost overruns on the approximate $1.3 million of ramp equipment sold in 1996 on the American Airlines project, and the generally lower margins in 1996 compared to 1995 due to competitive conditions.

          SELLING AND ADMINISTRATIVE EXPENSES

          Selling and administrative expenses decreased 16% in 1997 from 1996 and 11% in 1996 from 1995. In 1997 the decrease was primarily due to reduced officers compensation costs resulting from the retiring of one officer. In 1996, the reduction was primarily due to reduced travel expenses and employee benefits, including in 1996, the elimination of the Company's discretionary contribution to the 401(k) plan that was accrued at April 30, 1995. The Company has taken steps to reduce costs, including a shorter work week and salary reductions for certain employees and officers as a result of operating conditions.

          SALES BACKLOG

          The Company's sales order backlog was $3.1 million as of April 30, 1997. This compares to $5.8 million as of May 3, 1996 and $3.5 million as of April 30, 1995. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its April 30, 1997 sales order backlog prior to April 30, 1998.

            LIQUIDITY AND CAPITAL RESOURCES

          In 1997 the working capital deficiency increased $187,003 resulting primarily from the net loss for the year. The Company is in default of its agreement with its bank and therefore the entire bank loan payable at April
30, 1997 of $131,250 is due on demand. The Company is continuing to pay the bank the monthly principal installments of $6,250. The Company will be discussing a continuation of these monthly payments with the bank. However, there is no assurance that the bank will agree to postpone demanding payment of the loan. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customer. Thus, portions of the Company's sales contracts are financed by its subcontractor and not the Company. The Company does not anticipate any material capital expenditures for 1998.

          The Company is presently seeking additional orders and is exploring the sale or license of certain or all product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in arranging a satisfactory payment schedule with its bank or in attaining additional profitable orders or in selling or licensing any product lines. Therefore, there is no assurance that the Company will be able to meet its obligations during the next year.

          INFLATION

          In management's opinion, the impact of inflation for the three most recent years is not significant to the financial statements as reported.

ITEM 8.  FINANCIAL STATEMENTS

          The following financial statements and financial statement schedule of the Company, together with the report of independent auditors are included herein:

          (1) FINANCIAL STATEMENTS

                                                                    PAGE

              Independent Auditors' Report                           14

              Balance Sheets--April 30, 1997 and 1996                15

              Statements of Operations--Years ended
              April 30, 1997, 1996 and 1995                          16

              Statements of Cash Flows--Years ended
              April 30, 1997, 1996 and 1995                          17

              Notes to Financial Statements                          18

          (2) FINANCIAL STATEMENT SCHEDULE

              Schedule II -- Valuation and Qualifying Accounts       24

     All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The Company's directors and officers, the principal occupation or employment of each such person and the name and principal business of any organization by which such person is employed, other than the Company, are as follows: Frank B. Carder, Director and Chairman of the Board of the Company, Bruno S. Frassetto, Director, President and Chief Executive Officer of the Company, John E. McConnaughy, Jr., Director of the Company and Randall W. Sweeney, Director of the Company and President of R. W. Sweeney & Associates, Inc., a consulting firm for government contractors. Additional information required by this item is incorporated by reference herein to the section entitled "Information Concerning Directors, Executive Officers, Promoters and Control Persons" contained in the Company's Proxy Statement related to its 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The Company hereby incorporates by reference herein the information with respect to executive compensation which is contained in the section entitled "Executive Compensation" set forth in the Company's Proxy Statement related to its 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company hereby incorporates by reference herein the information with respect to security ownership of certain beneficial owners and management from the section entitled "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's Proxy Statement related to its 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company hereby incorporates by reference herein the information with respect to certain relationships and related transactions which is contained in the section entitled "Other Information Concerning Directors and Executive Officers" set forth in the Company's Proxy Statement related to its 1997 Annual Meeting of Stockholders.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  (3)    The exhibits filed with this report pursuant to Item 601
                      of Regulation S-B are as follows:

               3(i) Amended and Restated Certificate of Incorporation of Transact International Inc. (10/19/83). This exhibit is incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987, Commission File No. 0-8422 (the "1987 10-K").

               3(ii) The By- Laws of Transact International Inc. (formerly Gram Industries Inc.). This exhibit is incorporated by reference to Exhibit 3.3 to the 1987 10-K.

               10.1 The 1978 Employee's Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.1 to the 1987 10-K.

               10.2 Transact International Inc. 401(k) Profit Sharing Plan. This exhibit is incorporated by reference to
                      Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, Commission File No. 0-8422 (the "1992 10-K").

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


                                   TRANSACT INTERNATIONAL INC.

                                       /s/ Bruno S. Frassetto
Date: July 21, 1997                By:------------------------------------
                                      Bruno S. Frassetto
                                      President and Principal Financial
                                      and Accounting Officer

          In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date: July 21, 1997                /s/ Frank B. Carder
                                   ---------------------------------------
                                   Frank B. Carder
                                   Director, Chairman of the Board


Date: July 21, 1997               /s/ Bruno S. Frassetto
                                   ---------------------------------------
                                   Bruno S. Frassetto
                                   Director, President



Date: July 21, 1997                /s/ John E. McConnaughy, Jr.
                                   ---------------------------------------
                                   John E. McConnaughy, Jr.
                                   Director


Date: July 21, 1997                /s/ Randall W. Sweeney
                                   ---------------------------------------
                                   Randall W. Sweeney
                                   Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Transact International Inc.
Darien, Connecticut

We have audited the accompanying balance sheets of Transact International
Inc. (the "Company") as of April 30, 1997 and 1996, and the related statements of operations, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Transact International Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Transact International Inc. will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has a stockholders' deficiency and working capital deficiency of $396,528 and $439,110, respectively, at April 30, 1997 and has incurred losses for each of the three years in the period ended April 30, 1997. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Stamford, Connecticut
July 11, 1997

                         Transact International Inc.

                              BALANCE SHEETS

                                                         April 30,
                                                 -----------------------
                                                    1997            1996
                                                 ----------   ----------
ASSETS
CURRENT ASSETS
  Cash                                           $   85,370   $  287,986
  Accounts receivable, net of allowance
    for doubtful accounts of $43,000 and
    $92,000, respectively                           459,265    1,021,320
  Inventories                                       311,969      406,750
  Costs and estimated earnings in excess of
    billings on incomplete contracts                483,180      329,063
  Prepaid expenses and other current assets          17,952       68,263
                                                 ----------   ----------
       TOTAL CURRENT ASSETS                       1,357,736    2,113,382
                                                 ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST              292,575      277,727
  Less accumulated depreciation                     252,293      215,648
                                                 ----------   ----------
                                                     40,282       62,079
OTHER ASSETS                                          2,300        2,300
                                                 ----------   ----------
                                                 $1,400,318   $2,177,761
                                                 ----------   ----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank borrowings                                $  131,250   $  150,000
  Accounts payable                                1,160,394    1,555,119
  Accrued expenses                                  361,583      368,311
  Current portion of long-term debt                  47,319       82,352
  Billings in excess of costs and
    estimated earnings on incomplete
    contracts                                        96,300      209,707
                                                 ----------   ----------
       TOTAL CURRENT LIABILITIES                  1,796,846    2,365,489
                                                 ----------   ----------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, no par value, authorized
    2,000,000 shares, none issued                    ---           ---
  Common stock, no par value, authorized
    12,000,000 shares, issued 6,201,735 shares      852,541      852,541
  Additional paid-in capital                      5,224,726    5,224,726
  Treasury stock, at cost : 78,500 shares           (29,606)     (29,606)
  Deficit                                        (6,444,189)  (6,235,389)
                                                 ----------   ----------
       TOTAL STOCKHOLDERS' DEFICIENCY              (396,528)    (187,728)
                                                 ----------   ----------
                                                 $1,400,318   $2,177,761
                                                 ----------   ----------


    SEE NOTES TO FINANCIAL STATEMENTS.

                         TRANSACT INTERNATIONAL INC.

                          STATEMENTS OF OPERATIONS

                                               Year Ended April 30,
                                      --------------------------------------
                                         1997          1996          1995
                                      ----------    ----------    ----------

NET SALES                             $7,252,035    $7,208,015    $8,085,947

COSTS AND EXPENSES
  Cost of sales                        6,238,196     6,570,860     6,715,517
  Selling and administrative           1,192,975     1,425,911     1,604,646
                                      ----------    ----------    ----------
                                       7,431,171     7,996,771     8,320,163
                                      ----------    ----------    ----------

LOSS FROM OPERATIONS                    (179,136)     (788,756)     (234,216)
                                      ----------    ----------    ----------

OTHER (EXPENSE) INCOME
  Interest expense                       (39,210)      (19,271)      (23,161)
  Other income                             9,546        16,983        27,588
                                      ----------    ----------    ----------
                                         (29,664)       (2,288)        4,427
                                      ----------    ----------    ----------

NET LOSS                              $ (208,800)   $ (791,044)   $ (229,789)
                                      ----------    ----------    ----------

NET LOSS PER SHARE OF COMMON STOCK    $     (.03)   $     (.13)   $     (.04)
                                      ==========    ==========    ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                        TRANSACT INTERNATIONAL INC.

                         STATEMENTS OF CASH FLOWS

                                               Year Ended April 30,
                                      --------------------------------------
                                         1997          1996          1995
                                      ----------    ----------    ----------
OPERATING ACTIVITIES
Net loss                              $ (208,800)   $ (791,044)   $ (229,789)
Adjustments to reconcile net
  loss to cash (used in) provided
  by operating activities :
  Depreciation of property, plant
    and equipment                         36,645        40,794        37,421
  Increase in allowance for
    accounts receivable                   16,175        52,000        10,000
  Common stock issued for services          ---           ---          3,000
  Changes in assets and liabilities:
    Accounts receivable                  545,880       736,120       (550,191)
    Inventories                           94,781       (81,322)      (108,984)
    Prepaid expenses and other
      current assets                       2,159           970         10,004
    Costs and estimated earnings
      in excess of billings on
      incomplete contracts - net        (267,524)     (636,963)     1,355,369
    Other assets                            ---           (300)          ---
    Accounts payable and accrued
      expenses                          (401,453)      762,655       (172,639)
                                      ----------    ----------    ----------
NET CASH  (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                  (182,137)       82,910        354,191
                                      ----------    ----------    ----------
INVESTING ACTIVITIES
  Capital expenditures                   (14,848)      (40,647)       (43,892)
  Repayment of note receivable            48,152        57,328         52,986
                                      ----------    ----------    ----------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                              33,304        16,681          9,094
                                      ----------    ----------    ----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings             ---        150,000           ---
  Repayment of bank borrowings           (18,750)         ---        (100,000)
  Repayment of debt                      (35,033)     (102,555)      (127,868)
                                      ----------    ----------    ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                   (53,783)       47,445       (227,868)
                                      ----------    ----------    ----------
NET (DECREASE) INCREASE IN CASH         (202,616)      147,036        135,417
CASH, BEGINNING OF YEAR                  287,986       140,950          5,533
                                      ----------    ----------    ----------
CASH, END OF YEAR                     $   85,370    $  287,986    $   140,950
                                      ----------    ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                          $   19,210    $   19,271    $    25,315



     SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS



          NOTE 1 -- BASIS OF PRESENTATION

          The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to arrange a satisfactory payment schedule with its bank and to return to profitability and/or sell or license certain or all product lines to generate sufficient cash flow to meet its obligations on a timely basis.

          The Company has a stockholders' deficiency and working capital deficiency of $396,528 and $439,110, respectively, at April 30, 1997 and has incurred losses for each of the three years in the period ended April 30, 1997. The Company's loss for the year ended April 30, 1997 violates the financial covenants of the loan agreement with its bank and therefore the $131,250 bank debt is payable on demand of the bank. The Company continues to pay monthly principal payments to the bank of $6,250 and intends to discuss a continuation of this arrangement with the bank.
The Company is presently seeking additional orders and is exploring the sale or license of certain or all product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in arranging a satisfactory payment schedule with its bank or in attaining additional profitable orders or in selling or licensing any product lines.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

          REVENUE RECOGNITION:

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

          ACCOUNTS RECEIVABLE:

          Accounts receivable include amounts currently due from customers. At April 30, 1997 and 1996, accounts receivable included $10,000 due from an officer/stockholder. The $10,000 is to be repaid in fiscal 1998.

          INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Inventories consist of raw materials and manufacturing supplies.

          PLANT AND EQUIPMENT:

          Depreciation on plant and equipment is provided by the straight-line method based on the estimated useful lives of the assets, ranging from 3 to 20 years.

                         Transact International Inc.

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)


          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PER SHARE DATA:

          Amounts per share have been computed using the weighted average number of common shares outstanding during each year (6,123,235 in 1997 and 1996, and 6,093,810 in 1995). No effect has been given to shares issuable pursuant to outstanding options as their effect would be anti-dilutive.

          INCOME TAXES:

          The Company's deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

          CONCENTRATION OF CREDIT:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.
The Company's customers are concentrated in the aviation industry. The U.S. Government accounted for 29% in 1997, 28% in 1996, and 24% in 1995 of net sales. United Parcel Service, a domestic commercial customer, and Apeda, a customer located in India, accounted for 32% and 18%, respectively, of 1997 net sales. TianDa Airport Support Ltd, a foreign commercial customer, accounted for 16% in 1996 and 12% of net sales in 1995. American Airlines, a domestic commercial customer, accounted for 13% in 1996 of net sales. Federal Express Corporation, a domestic commercial customer, accounted for 21% of net sales in 1995. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term maturity of these financial instruments. The Company's bank loan bears interest at 1% over the bank's prime lending rate and therefore approximates fair value.

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

                         TRANSACT INTERNATIONAL INC.

          NOTE 3 -- COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON INCOMPLETE CONTRACTS

          The terms for billing contracts vary from contract to contract. Billings are based on either a percentage of completion, costs incurred or specific milestone payments. Costs and estimated earnings in excess of billings on incomplete contracts (net asset and liability) as of April 30, 1997 and 1996 are as follows:

                                       1997                1996
                                    ----------          ----------
Costs incurred on incomplete
contracts                           $7,738,592          $7,866,907
Estimated earnings                   1,436,815           1,360,422
                                    ----------          ----------
                                     9,175,407           9,227,329
Less : billings to date              8,788,527           9,107,973
                                    ----------          ----------
                                    $  386,880          $  119,356
                                    ==========          ==========

          The Company expects to complete the projects in process at April 30, 1997 within one year.

          NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at April 30, 1997 and 1996 consists of:

                                       1997                1996
                                    ----------          ----------

Machinery and equipment             $   55,708          $   55,708
Furniture and fixtures                 236,867             222,019
                                    ----------          ----------
                                    $  292,575          $  277,727
                                    ==========          ==========

          NOTE 5 -- DEBT

          In January 1997, the Company converted its $150,000 short-term bank note payable to a term loan payable, to the same bank, in twenty-four equal monthly principal installments of $6,250 commencing February 15, 1997. The term loan bears interest at 1% over the bank's prime lending rate (the bank's prime lending rate was 8 1/2 % at April 30, 1997) and is collateralized by all of the Company's assets. The financial covenants of the term loan were violated because of the Company's loss for the year ended April 30, 1997. Since April 30, 1997, the Company has continued to pay the monthly principal installments of $6,250. The Company will be discussing a continuation of these monthly payments with the bank. However there is no assurance that the bank will agree to postpone demanding payment of the loan. Therefore the entire $131,250 payable to the bank at April 30, 1997 has been classified as a current liability in the accompanying 1997 balance sheet.

          On June 4, 1997, a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum.

                        TRANSACT INTERNATIONAL INC.

          NOTE 5 -- DEBT (Continued)

          At April 30, 1997, the current portion of long-term debt includes $8,662 related to a 1994 litigation settlement and $38,657 payable to the U.S. Air Force. The amount due applicable to the litigation settlement results from the Company's guarantee of certain obligations of a former subsidiary. The amount due the U.S. Air Force relates to an overpayment by the Air Force on a contract in 1993. This liability bears interest as fixed by the secretary of the Treasury, pursuant to Public Law 95-563. The interest rate at April 30, 1997 was 6.375%.

          NOTE 6 -- ACCRUED EXPENSES

          Accrued expenses at April 30, 1997 and 1996 consists of:

                                              1997          1996
                                           --------      --------
Compensation, vacation and severance       $ 79,443      $144,278
Contract retainage                           67,486        35,846
Retirement plans                             70,405        70,000
Directors' fees                              57,700        54,800
Other                                        86,549        63,387
                                           --------      --------
                                           $361,583      $368,311
                                           ========      ========

          NOTE 7 -- LEASES

          The Company leases certain facilities, furniture and automobiles under noncancelable operating leases. The following is a schedule of the future minimum rental commitments on such leases at April 30, 1997:

                    1998            $115,159
                    1999             112,125
                    2000              76,459
                    2001              24,058

          Rent expense was $141,437 in 1997, $176,037 in 1996 and $176,382 in 1995.


          NOTE 8 -- STOCKHOLDERS' EQUITY AND STOCK OPTIONS

          In April 1995, the Company issued 30,000 shares of Common Stock to its three outside directors as additional compensation ($3,000) for their services as directors of the Company for 1995. Net loss during the three years ended April 30, 1997 was the only other change in Stockholders' Equity.

          The Company's 1978 Employee's Incentive Stock Option Plan ("1978 Plan") provides that options may be granted to acquire a maximum of 100,000 shares of the Common Stock at not less than 85% of market price on the date of grant.

                         TRANSACT INTERNATIONAL INC.

          NOTE 8 -- STOCKHOLDERS' EQUITY AND STOCK OPTIONS (Continued)

          There has been no change to the options outstanding and exercisable during the past three years. At April 30, 1997, there were 22,000 options outstanding and exercisable, with an option price of $1.50 per share. Options become exercisable cumulatively at a rate of 33-1/3% per year commencing two years from the date of grant. There are 78,000 options subject to future grant and all options expire 10 years from the date of grant.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," which was effective for the Company beginning May 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income
(loss) and earnings (loss) per share.

          The salary of one officer was deferred for future payment by $70,000 in 1996 as a result of the Company's operating conditions. Of this amount, $60,000 was waived by this officer in 1997. In addition, the salary of one officer was reduced by $45,000 in 1997 and salaries of two officers were reduced by $65,000 and $130,000 in 1996 and 1995, respectively, as a result of operating conditions.

          NOTE 9 -- EMPLOYEE RETIREMENT PLANS

          The Company has a 401(k) Profit Sharing Plan and a Money Purchase Plan. Employee participation in the 401(k) Profit Sharing Plan is voluntary. Under the provisions of the 401(k) Plan, employees may defer up to 19% of their annual compensation. Prior to freezing the Money Purchase Plan, (see paragraph below) the Company was required to contribute an amount equal to 3% of the employee's compensation. The Company accrued for the year ended April 30, 1995, a matching discretionary contribution of 50% of the employees 401(k) contributions, with a cap of 3% of the employees compensation. However, in fiscal 1996, due to the Company's losses, the Company decided not to contribute the discretionary amount applicable to the 401(k), previously accrued at April 30, 1995 and to discontinue such matching until business conditions improve. As a result, pension expense was $0 in 1997, ($17,269) in 1996 and $75,911 in 1995.

          Effective June 1, 1996, the Company froze its Money Purchase Plan. This action eliminates any future liability of the Company in respect to the Plan while the Plan is frozen. This action does not constitute an effective termination of the Plan.

          NOTE 10 -- BUSINESS SEGMENT INFORMATION

          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment.

                       TRANSACT INTERNATIONAL INC.

          NOTE 10 -- BUSINESS SEGMENT INFORMATION (Continued)

          Sales to the U.S. Government were $2,099,000 in 1997, $1,990,000 in 1996, and $1,913,000 in 1995. All of the Company's operations are in the United States. Export sales to the Far East accounted for 20%, 16%, and
19% of net sales in 1997, 1996 and 1995, respectively.

          NOTE 11 -- INCOME TAXES

          There is no benefit for income taxes in 1997, 1996 or 1995 as the tax losses generated in those years cannot be carried back to offset income in prior years.

          The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows:

                                                   APRIL 30,
                                          -------------------------
                                              1997           1996
                                          ----------     ----------

Net operating loss carryforward           $2,347,000     $2,263,000
Investment tax credit carryforward            28,000        104,000
Other reserves and liabilities               112,000        128,000
                                          ----------     ----------
                                           2,487,000      2,495,000
Valuation allowance                        2,487,000      2,495,000
                                          ----------     ----------
                                          $    --        $    --
                                          ==========     ==========

          Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existing to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a valuation allowance.

          At April 30, 1997, the Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,300,000 and $28,000 respectively, expiring in 1998 through 2011.

          NOTE 12 -- OTHER DATA

          The Company paid $780,465 and $148,702 during 1997 and 1996, respectively, to a subcontractor that is owned by a stockholder of the Company for the manufacturing of equipment for certain projects. This subcontractor has issued letters of credit on behalf of the Company in connection with two projects being performed by the Company.

          NOTE 13 -- ADOPTION OF NEW ACCOUNTING STANDARD

          The Company will adopt the provisions of the Statement of Financial Accounting Standard No. 128 "Earnings Per Share" in fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings (loss) per share data presented. The adoption of this new standard is not expected to have a material effect on the Company's financial statements.

TRANSACT INTERNATIONAL INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 1997, 1996, and 1995

COL. A                   COL. B                  COL. C            COL. D          COL. E
                                               ADDITIONS
                                          (1)           (2)
                                                    Charged to
                        Balance at     Charged to     Other                       Balance at
                        Beginning      Costs and    Accounts--     Deductions--      End
DESCRIPTION             OF PERIOD       EXPENSES     DESCRIBE      DESCRIBE       OF PERIOD
Allowance for
  doubtful accounts:

  Year ended
    April 30, 1997      $92,000         $16,175                    $65,175(a)     $43,000

  Year ended
    April 30, 1996      $40,000         $52,000                                   $92,000

  Year ended
    April 30, 1995      $30,000         $10,000                                   $40,000



     (a)  Accounts receivable written-off against allowance for doubtful accounts.


                          TRANSACT INTERNATIONAL INC.

                                  FORM 10-KSB

                                 EXHIBIT LIST


3(i) Amended and Restated Certificate of Incorporation of Transact International Inc. (10/19/83). This exhibit is incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987, Commission File No. 0-8422 (the "1987 10-K").

3(ii) The By-Laws of Transact International Inc. (formerly Gram Industries Inc.). This exhibit is incorporated by reference to Exhibit 3.3 to the 1987 10-K.

10.1 The 1978 Employee's Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.1 to the 1987 10-K.

10.2 Transact International Inc. 401(k) Profit Sharing Plan. This exhibit is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, Commission File No. 0-8422 (the "1992 10-K").

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