Form 10QSB
period 1997-07-31
TRANSACT INTERNATIONAL INC
filed 1997-09-15
CIK 102701

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

         [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    ---------------


                         Commission File Number 0-8422
                                                ------

                           TRANSACT INTERNATIONAL INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                CONNECTICUT                             06-0732124
-----------------------------------        ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

                 22 THORNDAL CIRCLE, DARIEN, CONNECTICUT   06820
                 -----------------------------------------------
                    (Address of principal executive offices)

                                (203) 656-0777
                          ---------------------------
                          (Issuer's telephone number)

  ---------------------------------------------------------------------------
                 (Former name, former address and former
                fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X    NO
   ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity as of August 15, 1997 was 6,123,235.

     Transitional Small Business Disclosure Format  (check one): YES     NO X
                                                                    ---    ---

                     TRANSACT INTERNATIONAL INC.

              FORM 10-QSB - QUARTER ENDED JULY 31, 1997



                              CONTENTS



                                                                 PAGE

PART I      FINANCIAL INFORMATION


  Item 1    Financial Statements

            Balance Sheets
            July 31, 1997 (Unaudited) and April 30, 1997............3

            Statements of Operations (Unaudited)
            Three Months Ended July 31, 1997 and July 31, 1996......4

            Statements of Cash Flows (Unaudited)
            Three Months Ended July 31, 1997 and July 31, 1996......5

            Notes to the Financial Statements (Unaudited)...........6


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........8


PART II     OTHER INFORMATION


  Item 6    Exhibits and Reports on Form 8-K........................9


SIGNATURE ..........................................................9

                     PART I : FINANCIAL INFORMATION

                       Transact International Inc.

                           BALANCE SHEETS

                                                    JULY 31,        APRIL 30,
                                                     1997             1997
                                                  -----------       ---------
ASSETS                                            (UNAUDITED)
CURRENT ASSETS
  Cash                                           $   57,668       $   85,370
  Accounts receivable, net of allowance
    for doubtful accounts of $43,000                306,916          459,265
  Inventories                                       334,966          311,969
  Costs and estimated earnings in excess
    of billings on incomplete contracts             646,475          483,180
  Prepaid expenses and other current assets          10,238           17,952
                                                 ----------       ----------
    TOTAL CURRENT ASSETS                          1,356,263        1,357,736
                                                 ----------       ----------
PROPERTY, PLANT AND EQUIPMENT, at cost              297,988          292,575
  Less accumulated depreciation                    (258,625)        (252,293)
                                                 ----------       ----------
                                                     39,363           40,282

OTHER ASSETS                                          2,300            2,300
                                                 ----------       ----------
    TOTAL ASSETS                                 $1,397,926       $1,400,318
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank borrowings                                $     ---        $  131,250
  Note payable to stockholder                       100,000             ---
  Accounts payable                                1,156,129        1,160,394
  Accrued expenses                                  381,571          361,583
  Current portion of long-term debt                 122,319           47,319
  Billings in excess of costs and estimated
    earnings on incomplete contracts                244,595           96,300
                                                 ----------       ----------
    TOTAL CURRENT LIABILITIES                     2,004,614        1,796,846

LONG TERM DEBT                                       37,500             ---
                                                 ----------       ----------
     TOTAL LIABILITIES                            2,042,114        1,796,846
                                                 ----------       ----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, no par value, authorized
    2,000,000 shares, none issued                      ---              ---
  Common stock, no par value, authorized
    12,000,000 shares, issued 6,201,735 shares      852,541          852,541
  Additional paid-in capital                      5,224,726        5,224,726
  Treasury stock, at cost: 78,500 shares            (29,606)         (29,606)
  Deficit                                        (6,691,849)      (6,444,189)
                                                 ----------       ----------
    TOTAL STOCKHOLDERS' DEFICIENCY                 (644,188)        (396,528)
                                                 ----------       ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                 $1,397,926       $1,400,318
                                                 ==========       ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                      TRANSACT INTERNATIONAL INC.

                        STATEMENTS OF OPERATIONS

                              (Unaudited)


                                                  Three Months Ended
                                               7/31/97           7/31/96
                                            ----------          ----------
NET SALES                                   $  959,461          $2,426,117
                                            ----------          ----------

COSTS AND EXPENSES:

  Cost of sales                                889,300           2,063,388

  Selling and administrative                   326,978             345,600
                                            ----------          ----------
                                             1,216,278           2,408,988
                                            ----------          ----------

(LOSS) INCOME FROM OPERATIONS                 (256,817)             17,129
                                            ----------          ----------

OTHER INCOME (EXPENSE):

  Interest expense                              (3,004)             (5,080)

  Other income                                  12,161                 680
                                            ----------          ----------
                                                 9,157              (4,400)
                                            ----------          ----------
NET (LOSS) INCOME                           $ (247,660)        $    12,729
                                            ==========          ==========

NET (LOSS) PER SHARE OF COMMON STOCK        $   (.04)          $      ---
                                            ==========          ==========

WEIGHTED AVERAGE SHARES OUTSTANDING          6,123,235           6,123,235
                                            ==========          ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                          TRANSACT INTERNATIONAL INC.

                           statements of CASH FLOWS

                                  (Unaudited)


                                                 Three Months Ended
                                              7/31/97             7/31/96
                                             ---------          ---------

OPERATING ACTIVITIES:
  Net (loss) income                          $  (247,660)        $    12,729
  Adjustments to reconcile net (loss)
    income to cash used in operations:
      Depreciation of property, plant and
        equipment                                  6,332               8,830
      Changes in assets and liabilities:
        Accounts receivable                      152,349            (557,723)
        Inventories                              (22,997)             96,873
        Other current assets                       7,714              17,168
        Costs and estimated earnings in
          excess of billings on incomplete
          contracts - net                        (15,000)            598,711
        Other assets                                ---              (78,475)
        Accounts payable and accrued expenses     15,724            (296,177)
                                               ----------          ----------
NET CASH USED IN OPERATIONS:                    (103,538)           (198,064)
                                               ----------          ----------

INVESTING ACTIVITIES:
  Capital expenditures                            (5,414)             (6,018)
                                               ----------          ----------

FINANCING ACTIVITIES:
  Proceeds from stockholder loan                 100,000                ---
  Repayment of debt                              (18,750)            (10,450)
                                               ----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:                                     81,250             (10,450)
                                               ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (27,702)           (214,532)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                       85,370             287,986
                                               ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $    57,668           $  73,454
                                               ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                   $     3,004           $   5,080


SEE NOTES TO FINANCIAL STATEMENTS.

                  TRANSACT INTERNATIONAL INC.

         NOTES TO THE FINANCIAL STATEMENTS (Unaudited)




1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next three sentences.
    The Company has a stockholders' deficiency and working capital deficiency of $644,188 and $648,351, respectively, at July 31, 1997. The Company's backlog is $3.0 million at July 31, 1997 and the Company is seeking additional orders and is exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

    The balance sheet as of July 31, 1997, and the statements of operations and cash flows for the three months ended July 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at July 31, 1997 and all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three-month period ended July 31, 1997 are not necessarily indicative of those for a full fiscal year.


2.  Inventories consist of raw materials and manufacturing supplies.


3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum.

    Due to the loss for the year ended April 30, 1997 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1997 of $131,250 was classified as a current liability in the April 30, 1997 balance sheet. In August 1997 the bank waived the default and therefore the loan which is payable $6,250 per month plus interest is classifed in the July 31, 1997 balance sheet as long term debt and current portion of long term debt.


4. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be not material or antidilutive.

                  TRANSACT INTERNATIONAL INC.

         NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                          (CONTINUED)



5. There was no benefit for income taxes in the three month period ended July 31, 1997, as the loss generated cannot be carried back to offset income in prior years. There were no income taxes in the three month period ended July 31, 1996 because the Company had a substantial net operating loss carryforward.

    The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,500,000 and $28,000 respectively, expiring in 1998 through 2010.

    The tax effects of temporary differences giving rise to the Company's deferred tax assets at July 31, 1997 are as follows:

    Net operating loss carryforward           $ 2,400,000
    Investment tax credit carryforward             28,000
    Other reserves and liabilities                112,000
                                              -----------
                                                2,540,000
                                              -----------
    Valuation allowance                        (2,540,000)
                                              $      ---
                                              ===========

Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at July 31, 1997 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a full valuation allowance.

                        TRANSACT INTERNATIONAL INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


The Company incurred a net loss of $247,660 in the first quarter of 1998 compared to net income of $12,729 for the first quarter of 1997. The loss results primarily from the decrease in sales in the 1998 quarter of $1,466,656 (60.5%) as compared to the first quarter of 1997. The decrease in sales reflects fewer projects in the first quarter of fiscal 1998, a slow start of a project in India and a lower volume of transfer balls. Gross profit as a percentage of net sales was approximately 7.3% and 15.0% for the three months ended July 31, 1997 and 1996, respectively. This decline of 7.7% in gross profit percentage reflects the lower volume of transfer ball sales which have higher profit margins, fixed overhead expenses comparable to 1996 with less sales in 1997 and small cost overruns on two projects in 1997. Selling and administrative expenses were relatively flat with increased legal fees incurred applicable to Seaport Container Handling Systems Inc., offset by reduced rent expenses and provision for bad debts. Other income in 1997 reflects commissions paid to the Company.

The Company's sales order backlog as of July 31, 1997 is approximately $3.0 million. This compares to a $5.3 million backlog as of July 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES:


During the three months ended July 31, 1997, the Company used approximately $103,000 in cash in its operations. This usage primarily resulted from the net loss offset by a decrease in accounts receivable. At July 31, 1997 the Company has a working capital deficiency of $648,351.

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



                              TRANSACT INTERNATIONAL INC.
                              ---------------------------
                              Registrant

                               /s/ Bruno S. Frassetto
DATE:  SEPTEMBER 11, 1997     ----------------------------
                              Bruno S. Frassetto
                              President and Acting Chief
                              Financial Officer