Form 10QSB
period 1997-10-31
TRANSACT INTERNATIONAL INC
filed 1997-12-15
CIK 102701

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the quarter period ended October 31, 1997

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    ---------------

                           Commission file number 0-8422
                                                 --------

                            TRANSACT INTERNATIONAL INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Connecticut                                 06-0732124
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation  or  organization)


                  22 Thorndal Circle, Darien, Connecticut  06820
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 1997 was 6,123,235.

     Transitional Small Business Disclosure Format YES      NO  X
                                                      -----   -----

                           TRANSACT INTERNATIONAL INC.

                 FORM 10 - QSB - Quarter Ended October 31, 1997

                                      Index


                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets
            October 31, 1997 (Unaudited) and April 30, 1997                 3

            Statements of Operations (Unaudited)
            Three and Six Months Ended October 31, 1997 and
            October 31, 1996                                                4

            Statements of Cash Flows (Unaudited)
            Six Months Ended October 31, 1997 and October 31, 1996          5

            Notes to the Financial Statements (Unaudited)                   6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8


PART II     OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders             9

Item 6      Exhibits and Reports on Form 8-K                                9


SIGNATURE                                                                  10

                        PART I: FINANCIAL INFORMATION
                         TRANSACT INTERNATIONAL INC.
                                BALANCE SHEETS



                                                    October 31,     April 30,
                                                       1997           1997
                                                   ------------   ------------
ASSETS                                              (Unaudited)
CURRENT ASSETS
  Cash                                              $    3,184     $   85,370
  Accounts receivable, net of allowance
    for doubtful accounts of  $53,000 and
    $43,000, respectively                              885,449        459,265
  Inventories                                          186,821        311,969
  Costs and estimated earnings in excess
    of billings on incomplete contracts                254,023        483,180
  Prepaid expenses and other current assets              3,326         17,952
                                                   ------------   ------------
  TOTAL CURRENT ASSETS                               1,332,803      1,357,736
                                                   ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                 299,323        292,575
  Less accumulated depreciation                        265,049       (252,293)
                                                   ------------   ------------
                                                        34,274         40,282
OTHER ASSETS                                             2,300          2,300
                                                   ------------   ------------
  TOTAL ASSETS                                      $1,369,377     $1,400,318
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank borrowings                                   $       --     $  131,250
  Note payable to stockholder                          100,000             --
  Accounts payable                                   1,428,465      1,160,394
  Accrued expenses                                     390,374        361,583
  Current portion of long-term debt                    104,155         47,319
  Billings in excess of costs and estimated
    earnings on incomplete contracts                    88,365         96,300
                                                   ------------   ------------
  TOTAL CURRENT LIABILITIES                          2,111,359      1,796,846
                                                   ------------   ------------
  LONG TERM DEBT                                        18,750             --
                                                   ------------   ------------
    TOTAL LIABILITIES                                2,130,109      1,796,846
                                                   ------------   ------------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, no par value, authorized
    2,000,000 shares, none issued                           --             --
  Common stock, no par value, authorized
    12,000,000 shares, 6,201,735 issued                852,541        852,541
  Additional paid-in capital                         5,224,726      5,224,726
  Treasury stock, at cost : 78,500 shares              (29,606)       (29,606)
  Deficit                                           (6,808,393)    (6,444,189)
                                                   ------------   ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                      (760,732)      (396,528)
                                                   ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $1,369,377     $1,400,318
                                                   ============   ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                    TRANSACT INTERNATIONAL INC.

                                     STATEMENTS OF OPERATIONS

                                            (Unaudited)


                                          Three Months Ended          Six Months Ended
                                      -------------------------   -------------------------

                                        10/31/97     10/31/96       10/31/97     10/31/96
                                      ------------ ------------   ------------ ------------
NET SALES                              $1,275,221   $2,357,443     $2,234,682   $4,783,560
                                      ------------ ------------   ------------ ------------

COSTS AND EXPENSES:
    Cost of sales                       1,090,322    1,968,248      1,979,622    4,031,636

    Selling and administrative            295,722      344,591        610,539      690,191
                                      ------------ ------------   ------------ ------------
                                        1,386,044    2,312,839      2,590,161    4,721,827
                                      ------------ ------------   ------------ ------------

(LOSS) INCOME FROM OPERATIONS            (110,823)      44,604       (355,479)      61,733
                                      ------------ ------------   ------------ ------------

OTHER INCOME (EXPENSE):
    Interest expense                       (8,225)      (6,836)       (11,229)     (11,916)
    Other income                            2,504           79          2,504          759
                                      ------------ ------------   ------------ ------------
                                           (5,721)      (6,757)        (8,725)     (11,157)
                                      ------------ ------------   ------------ ------------
NET (LOSS) INCOME                      $ (116,544)  $   37,847     $ (364,204)  $   50,576
                                      ============ ============   ============ ============

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                      $     (.02)  $      .01     $     (.06)  $      .01
                                      ============ ============   ============ ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                           6,123,235    6,123,235      6,123,235    6,123,235
                                      ============ ============   ============ ============


SEE NOTES TO FINANCIAL STATEMENTS.

                                  TRANSACT INTERNATIONAL INC.

                                   STATEMENTS OF CASH FLOWS

                                         (Unaudited)

                                                                           Six Months Ended
                                                                       ------------------------

                                                                        10/31/97     10/31/96
                                                                       -----------  -----------
OPERATING ACTIVITIES:
Net (loss) income                                                      $(364,204)   $  50,576
Adjustments to reconcile net income (loss) to cash
(used in) provided by:
    Depreciation of property, plant and equipment                         12,756       17,725
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                 (426,184)    (231,553)
      Decrease in inventories                                            125,148      174,408
      Decrease in other current assets                                    14,626       24,083
      Decrease (increase) in costs and estimated earnings
        in excess of billings on incomplete contracts - net              221,222      (13,530)
      Increase (decrease) in accounts payable and accrued expenses       296,862     (222,049)
                                                                       -----------  -----------

NET CASH (USED IN) OPERATIONS                                           (119,774)    (200,340)
                                                                       -----------  -----------

INVESTING ACTIVITIES:
Capital expenditures                                                      (6,748)      (6,134)
                                                                       -----------  -----------

FINANCING ACTIVITIES:
Proceeds from stockholder loan                                           100,000           --
Repayment of debt                                                        (55,664)     (25,584)
                                                                       -----------  -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       44,336      (25,584)
                                                                       -----------  -----------

NET DECREASE IN CASH                                                     (82,186)    (232,058)
CASH, BEGINNING OF PERIOD                                                 85,370      287,986
                                                                       -----------  -----------

CASH, END OF PERIOD                                                    $   3,184    $  55,928
                                                                       ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                             $   7,129    $  11,916

SEE NOTES TO FINANCIAL STATEMENTS.

                       TRANSACT INTERNATIONAL INC.

              NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next three sentences. The Company has a stockholders' deficiency and working capital deficiency of $760,732 and $778,556, respectively, at October 31, 1997. The Company's sales backlog is $2.4 million at October 31, 1997 and the Company is seeking additional orders and exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

    The balance sheet as of October 31, 1997, the statements of operations for the three and six months ended October 31, 1997 and 1996 and the statements of cash flows for the six months ended October 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at October 31, 1997 and all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and six month periods ended October 31, 1997 are not necessarily indicative of those for a full fiscal year.

2.  Inventories consist of raw materials and manufacturing supplies.

3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company was unable to repay the loan on October 31, 1997 and subsequently reach an agreement with the stockholder to pay $5,000 per month until receipt of the proceeds of an Indian project is received. Upon receipt of these proceeds from India, expected in the early summer of 1998, the balance due on the loan from the stockholder will be repaid.

    Due to the loss for the year ended April 30, 1997 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1997 of $131,250 was classified as a current liability in the April 30, 1997 balance sheet. In August 1997 the bank waived the default and therefore the loan, which is payable $6,250 per month plus interest, is classified in the October 31, 1997 balance sheet as long term debt and current portion of long term debt.

4. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be antidilutive.

                       TRANSACT INTERNATIONAL INC.

              NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
                               (continued)

 5. There was no benefit for income taxes in the three and six month periods ended October 31, 1997 as the loss generated cannot be carried back to offset income in prior years.

     There was no provision for income taxes in the three and six month periods ended October 31, 1996, because the Company has a substantial net operating loss carryforward.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,600,000 and $28,000 respectively, expiring in 1998 through 2010.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at October 31, 1997 are as follows :

             Net operating loss carryforward       $ 2,450,000
             Investment tax credit carryforward         28,000
             Other reserves and liabilities            112,000
                                                   -----------
                                                     2,590,000
             Valuation allowance                     2,590,000
                                                   -----------
                                                   $    --
                                                   ===========

Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at October 31, 1997 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

                       TRANSACT INTERNATIONAL INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company incurred net losses for the three and six months ended October 31, 1997 of $116,544 and $364,204, respectively. The losses result primarily from the decrease in sales for the three and six months ended October 31, 1997 of $1,082,222 (45.9%) and $2,548,878 (53.2%),
respectively from the comparable periods in 1996. Sales of transfer balls decreased, in 1997 from 1996, approximately $290,000 and $760,000 for the three and six months ended October 31, 1997, respectively.
Sales from terminal equipment decreased, in 1997 from 1996, approximately $780,000 and $1,790,000 for the three and six months ended October 31, 1997. In 1996 the Company received a few large orders for transfer balls which were not recurring in 1997. The decline in terminal equipment sales primarily reflects the lack of projects for the U.S. Air Force in 1997. Gross profit percentages for the three and six months ended October 31, 1997 and 1996 were 14.5%, 11.5%, 16.5% and 15.7%, respectively. The decline in gross profit percentages in 1997 was primarily due to (i) a decrease in transfer ball sales which have a higher gross profit percentage than terminal equipment, and (ii) fixed overhead expenses comparable to 1996 with less sales in 1997 and small cost overruns on two projects in 1997.

For the three and six months ended October 31, 1997 the Company reduced its selling and administrative expenses from 1996 by $48,869 and $79,652, respectively. The reduction s were primarily in compensation, travel and rent expense offset by increased legal fees incurred applicable to Seaport Container Handling Systems, Inc.

The Company's sales backlog as of October 31, 1997 is approximately $2.4 million. This compares to a $3.8 million backlog at October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

During the six months ended October 31, 1997, the Company used approximately $120,000 of cash in its operations, primarily resulting from the net loss and an increase in accounts receivable, net of a decrease in inventory costs and estimated earnings in excess of billings on incomplete contracts and an increase in accounts payable. At October 31, 1997 the Company has a working capital deficiency of $778,556.

The Company's ability to continue in business is dependent upon its ability to become profitable and/or sell or license certain product lines. The Company's sales backlog is $2.4 million at October 31, 1997 and the Company is seeking additional orders and exploring the sale or license of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

                         PART II:  OTHER INFORMATION
                         ---------------------------

                         TRANSACT INTERNATIONAL INC.



Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) The 1997 Annual Meeting of Shareholders was held on October 8, 1997.
           (b) The Board of Directors currently consists of the four nominees listed below.
           (c) The following matter was voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, are as follows:

                Election of the following individuals to the Board of
                Directors:

                Name                             For            Withheld
                ----                             ---            --------
                Frank B. Carder               5,387,496          75,650
                Bruno S. Frassetto            5,392,396          70,750
                John E. McConnaughy, Jr.      5,395,996          67,150
                Randall Sweeney               5,397,896          65,250

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



                                  TRANSACT INTERNATIONAL INC.
                                  ---------------------------
                                          Registrant


                                  /s/ Bruno S. Frassetto
Date:  December 11, 1997          --------------------------------------------
------------------------          Bruno S. Frassetto
                                  President and Acting Chief Financial Officer