Form 10QSB
period 1998-01-31
TRANSACT INTERNATIONAL INC
filed 1998-03-13
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended January 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

                          Commission file number 0-8422

                           TRANSACT INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



       Connecticut                                          06-0732124
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation  or  organization)                         Identification No.)



                  22 Thorndal Circle, Darien, Connecticut 06820
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 656-0777
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   [X]   NO   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 16, 1998 was 6,123,235.

         Transitional Small Business Disclosure Format      YES  [ ]   NO  [X]

                           TRANSACT INTERNATIONAL INC.

                  FORM 10-QSB - Quarter Ended January 31, 1998

                                      Index



PART I         FINANCIAL INFORMATION


  Item 1       Financial Statements

               Balance Sheets
               January 31, 1998 (Unaudited) and April 30, 1997


              Statements of Operations (Unaudited)
              Three and Nine Months Ended January 31, 1998 and January 31, 1997


              Statements of Cash Flows (Unaudited)
              Nine Months Ended January 31, 1998 and January 31, 1997


              Notes to the Financial Statements (Unaudited)


  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II    OTHER INFORMATION


  Item 6   Exhibits and Reports on Form 8-K


SIGNATURE

                         PART I : FINANCIAL INFORMATION

                           TRANSACT INTERNATIONAL INC.
                                 BALANCE SHEETS
                                                                    January 31,       April 30,
                                                                        1998            1997
                                                                    ------------     -----------
ASSETS                                                                       (Unaudited)
CURRENT ASSETS
     Cash .....................................................     $     1,974      $    85,370
     Accounts receivable, net of allowance for doubtful
         accounts of $58,000 and $43,000 respectively .........         619,442          459,265
     Inventories ..............................................         236,932          311,969
     Costs and estimated earnings in excess of billings on
         incomplete contracts .................................         163,376          483,180
Prepaid expenses and other current assets .....................           1,298           17,952
                                                                    -----------      -----------

                   TOTAL CURRENT ASSETS .......................       1,023,022        1,357,736
                                                                    -----------      -----------
PROPERTY, PLANT AND EQUIPMENT, at cost ........................         299,906          292,575
     Less accumulated depreciation ............................        (271,720)        (252,293)
                                                                    -----------      -----------
                                                                         28,186           40,282
OTHER ASSETS ..................................................           2,300            2,300
                                                                    -----------      -----------

                   TOTAL ASSETS ...............................     $ 1,053,508      $ 1,400,318
                                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Short-term borrowings ....................................     $      --        $   131,250
     Note payable to stockholder ..............................          85,000
     Accounts payable .........................................       1,415,179        1,160,394
     Accrued expenses .........................................         384,312          361,583
     Current portion of long-term debt ........................          99,155           47,319
     Billings in excess of costs and estimated earnings on
         incomplete contracts .................................         141,573           96,300
                                                                    -----------      -----------

                   TOTAL CURRENT LIABILITIES ..................       2,125,219        1,796,846

STOCKHOLDERS' DEFICIENCY
     Preferred stock, no par value, authorized
         2,000,000 shares, none issued ........................            --               --
     Common stock, no par value, authorized
         12,000,000 shares, issued 6,201,735 ..................         852,541          852,541
     Additional paid-in capital ...............................       5,224,726        5,224,726
     Treasury stock, at cost : 78,500 shares ..................         (29,606)         (29,606)
     Deficit ..................................................      (7,119,372)      (6,444,189)
                                                                    -----------      -----------
                   TOTAL STOCKHOLDERS' DEFICIENCY .............      (1,071,711)        (396,528)
                                                                    ===========      ===========
                   TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY     $ 1,053,508      $ 1,400,318
                                                                    ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                                           TRANSACT INTERNATIONAL INC.
                                             STATEMENTS OF OPERATIONS

                                                   (Unaudited)



                                                        Three Months Ended                Nine Months Ended
                                                  ----------------------------      ----------------------------
                                                     1/31/98          1/31/97          1/31/98          1/31/97
                                                  -----------      -----------      -----------      -----------
NET SALES ...................................     $   613,566      $ 1,432,626      $ 2,848,248      $ 6,216,185
                                                  -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
     Cost of sales ..........................         654,533        1,240,901        2,634,155        5,272,537
     Selling and administrative .............         266,165          237,416          876,704          927,607
                                                  -----------      -----------      -----------      -----------
                                                      920,698        1,478,317        3,510,859        6,200,144
                                                  -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS ...............        (307,132)         (45,691)        (662,611)          16,041
                                                  -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
     Interest expense .......................          (4,202)          (5,165)         (15,431)         (17,081)
     Other income ...........................             355            1,042            2,859            1,800
                                                  -----------      -----------      -----------      -----------
                                                       (3,847)          (4,123)         (12,572)         (15,281)
                                                  -----------      -----------      -----------      -----------

NET INCOME (LOSS) ...........................     $  (310,979)     $   (49,814)     $  (675,183)    $        760
                                                  ===========      ===========      ===========      ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE     $     (0.05)     $     (0.01)     $     (0.11)     $      0.00
                                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES  OUTSTANDING ........       6,123,235        6,123,235        6,123,235        6,123,235
                                                  ===========      ===========      ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                                      TRANSACT INTERNATIONAL INC.
                                       STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                                                Nine Months Ended
                                                                           --------------------------
                                                                            1/31/98          1/31/97
                                                                           ---------        ---------
OPERATING ACTIVITIES:
Net income (loss) ..................................................       $(675,183)       $     760
Adjustments to reconcile net income (loss) to cash (used in)
provided by operations:
         Depreciation of property, plant and equipment .............          19,427           27,061
         Changes in assets and liabilities :
              (Increase) in accounts receivable ....................        (160,177)        (162,023)
              Decrease in inventories ..............................          75,037          107,434
              Decrease in other current assets .....................          16,654           56,547
              Decrease (increase) in costs and estimated earnings in
                 excess of billings on incomplete contracts - net ..         365,077          (88,082)
              Increase (decrease) in accounts payable and accrued
                 expenses ..........................................         277,514          (59,575)
                                                                           ---------        ---------
NET CASH USED IN OPERATIONS ........................................         (81,651)        (117,878)
                                                                           ---------        ---------
INVESTING ACTIVITIES:
Capital expenditures ...............................................          (7,331)          (8,212)
                                                                           ---------        ---------
FINANCING ACTIVITIES:
Proceeds from stockholder loan .....................................         100,000             --
Repayment of debt ..................................................         (94,414)         (35,033)
                                                                           ---------        ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ................           5,586          (35,033)
                                                                           ---------        ---------

NET DECREASE IN CASH ...............................................         (83,396)        (161,123)
CASH, BEGINNING OF PERIOD ..........................................          85,370          287,986
                                                                           ---------        ---------

CASH, END OF PERIOD ................................................       $   1,974        $ 126,863
                                                                           =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ...........................................................       $  15,431        $  17,081

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is very hampered by the matters discussed in the remainder of this paragraph. The Company has a stockholders' deficiency and working capital deficiency of $1,071,711 and $1,102,197, respectively, at January 31, 1998. The Company has lost approximately $950,000 over the 15 months ended January 31, 1998. The Company's financial condition is very weak. The Company continues to explore the sale or licensing of certain product lines that might enable the Company to continue as a going concern. The Company's sales backlog is approximately $2.8 million of which $1.7 million is a project in India. The project is presently on "hold" pending a resolution of the Company's request to the client for authority to assign the contract to a Joint Venture of the Company and its major subcontractor for the project. Although the client has had some initial reservations to assignment of the contract to the proposed joint venture the Company believes that recent duscussions with the client have cleared the way for approval of the Companys request. Once the joint venture is in place, proceeds from the clients L/C to the Company will be apportioned between the subcontractor and the Company in such a way as to assure direct payment to the subcontractor. The Company is proceeding on the basis that, with the Joint Venture and Allocation of Funds in place to the satisfaction of the Company's Joint Venture partner, the project can then proceed as originally planned. The Company continues to seek additional profitable orders. The Company's ability to continue in business is dependent upon its ability to become profitable and/or sell or license certain product lines in the immediate future. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of January 31, 1998, the statements of operations for the three and nine months ended January 31, 1998 and 1997 and the statements of cash flows for the nine months ended January 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at January 31, 1998 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and nine month periods ended January 31, 1998 are not necessarily indicative of those for a full fiscal year.

2. Inventories consist of raw materials and manufacturing supplies at January 31, 1998 and April 30, 1997.

3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company was unable to repay the loan on October 31, 1997 and subsequently reached an agreement with the stockholder to pay $5,000 per month until receipt of the

                           TRANSACT INTERNATIONAL INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

     proceeds of an Indian project is received. Upon receipt of these proceeds from India, expected in 1998, the balance due on the loan from the stockholder will be repaid. The receipt of proceeds from India is expected in 1998 subject to obtaining a satisfactory resolution of the subcontractors concern for payment (see 1. above). The entire outstanding balance due to a stockholder of $85,000 is shown as a current liability on the January 31, 1998 balance sheet.

     Due to the loss for the year ended April 30, 1997 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1997 of $131,250 was classified as a current liability in the April 30, 1997 balance sheet. In August 1997 the bank waived the default and therefore the loan, which is payable $6,250 per month plus interest, is classified in the January 31, 1998 balance sheet as current portion of long term debt.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is effective for the Company's quarter ended January 31, 1998. Under SFAS 128, a Company may present two earnings per share (EPS) amounts. Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS would include additional dilution, if any, from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. If the provisions of SFAS 128 had been applied in fiscal 1997, basic and diluted EPS would not have been effected.

     Amounts per share have been computed  using the weighted  average number of
     common  shares   outstanding   during  each  period.  The  Company  has  no
     outstanding stock options.

5. There was no benefit for income taxes in the three and nine month periods ended January 31, 1998 and 1997, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $6,300,000 and $28,000 respectively, expiring in 1998 through 2011.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at January 31, 1998 are approximately as follows :

               Net operating loss carryforward ..     $2,570,000
               Investment tax credit carryforward        104,000
               Other reserves and liabilities ...        128,000
                                                      ----------
                                                       2,802,000
               Valuation allowance ..............      2,802,000
                                                      ----------
                                                      $     ----
                                                      ==========

                           TRANSACT INTERNATIONAL INC.
                  NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at January 31, 1998 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

                           TRANSACT INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company incurred net losses for the three and nine months ended January 31, 1998 of $310,979 and $675,183, respectively. The losses result primarily from the decrease in sales for the three and nine months ended January 31, 1998 of $819,060 (57.2%) and $3,367,937 (54.2%), respectively from the comparable periods the prior year. Sales of transfer balls decreased, in fiscal 1998 from fiscal 1997, approximately $212,000 and $975,000 for the three and nine months ended January 31, 1998, respectively. Sales from terminal equipment decreased, in fiscal 1998 from fiscal 1997, approximately $629,000 and $2,400,000 for the three and nine months ended January 31, 1998, respectively. The decline in terminal equipment sales primarily reflects the reduction of projects for the U.S. Air Force in fiscal 1998. Gross (loss) profit percentages for the three and nine months ended January 31, 1998 and 1997 were (6.7%), 7.5%, 13.4% and 15.2%, respectively. The decline in gross profits percentages in 1998 was primarily due to (i) a decrease in transfer ball sales which have a higher gross profit percentage than terminal equipment, and (ii) fixed overhead expenses comparable to fiscal 1997 with less sales in fiscal 1998 and small cost overruns on two projects in 1998.

For the three and nine months ended January 31, 1998 the Company reduced/(increased) its selling and administrative expenses from 1997 by $(28,749) and $50,903, respectively. The third quarter increase was due primarily to increases in bad debt expenses and legal fees net of lower travel expenses. The reduction for the nine months ended January 31, 1998 compared to January 31, 1997 was primarily in compensation, travel and rent expense offset by increased legal fees incurred applicable to Seaport Container Handling Systems, Inc.

The Company's sales backlog as of January 31, 1998 is approximately $2.8 million of which $1.7 million is a project in India. The project is presently on "hold" pending a resolution of the Company's request to the client for authorization to assign the contract to a Joint Venture of the Company and its major subcontractor for the project. The Company believes that such authorization is forthcomming and is proceeding on the basis that, with the Joint Venture and related Allocation of Funds in place to the satisfaction of the Company's Joint Venture partner, the project can then proceed as originally planned. The backlog at January 31, 1997 was $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES:

During the nine months ended January 31, 1998, the Company used approximately $80,000 of cash in its operations, primarily resulting from the net loss and an increase in accounts receivable, net of a decrease in inventory costs and estimated earnings in excess of billings on incomplete contracts and an increase in accounts payable. At January 31, 1998 the Company has a working capital deficiency of $1,102,197.

The Company's ability to continue in business is dependent upon its ability to become profitable and/or sell or license certain product lines in the immediate future. At January 31, 1998 the Company's financial condition is very weak and its resources limited. There is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

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



                                            TRANSACT INTERNATIONAL INC.
                                            ---------------------------
                                                    Registrant



Date: March 10, 1998                        /s/  Bruno S. Frassetto
--------------------                        -----------------------
                                            Bruno S. Frassetto
                                            President and Acting Chief Financial
                                            and Accounting Officer