Form 10KSB40
period 1998-04-30
TRANSACT INTERNATIONAL INC
filed 1998-07-29
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended April 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from _____________ to _____________

                          Commission File Number 0-8422
                          -----------------------------

                           TRANSACT INTERNATIONAL INC.
                           ---------------------------
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

YES [X]        NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

     Revenues for the fiscal year ended April 30, 1998 were $3,574,893.


     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at July 7, 1998 was $215,756.

     The number of shares outstanding of the registrant's common stock at July 7, 1998 was 6,123,235.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from Transact International Inc.'s (i) Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 1998 is incorporated by reference into Part III of this Form 10-KSB (a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB).

     Transitional Small Business Disclosure Format. YES [ ]  NO [X]

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

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND EXPORT SALES
          --------------------------------------------------------------
          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment. In 1998, three customers accounted for 14% (U.S. Government), 13% (Alaska Airlines) and 11% (United Parcel Service), respectively, of net sales. In 1997 three customers accounted for 32% (United Parcel Service), 29% (U.S. Government) and 18% (Agricultural and Processed Food Products Export Development Authority ["Apeda"]), respectively, of net sales. In 1996 three customers accounted for 28% (U.S. Government), 16% (TianDa Airport Support Ltd.) and 13% (American Airlines), respectively, of net sales.

          Sales to the U.S. Government were $492,106 in 1998, $2,099,000 in 1997 and $1,990,000 in 1996. All of the Company's operations are in the United States. Export sales to the Far East accounted for 8%, 20% and 16%, of net sales in 1998, 1997 and 1996, respectively.

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

          Terminal equipment includes truck dock lifts, transfer vehicles, elevating transfer vehicles, decks, and storage racks which are installed in a cargo terminal and are used to receive and store cargo containers and to retrieve such containers and position them for loading on aircraft by ramp equipment. Transact terminal equipment systems have been installed in more than 60 locations. Terminal equipment accounted for approximately 49% of Transact's net sales in 1998.

          Ramp equipment is completely mobile and accepts cargo containers at the ramp area adjacent to the cargo terminal, transports such containers to the aircraft and loads them into the aircraft by means of conveyance devices. Ramp equipment includes transporters and loaders. Ramp equipment accounted for approximately 5% of Transact's net sales in 1998.

          Transfer balls are used in decks to facilitate the manual movement of air cargo containers. Spare parts are sold as replacement parts for ramp equipment and terminal equipment. Transfer balls and spare parts accounted for approximately 24% of Transact net sales in 1998.

          --------------------------------------------
          Transact also provides consulting and engineering services to assist customers in planning, designing and adapting cargo handling systems and in selecting equipment items based upon their particular requirements. Generally, no more than two Transact employees are engaged in rendering these services at any point in time. These services have enabled Transact to gain access to customers at the planning stage for future systems projects. During 1998 the consulting and engineering services accounted for less than 1% of Transact's net sales.

          SIGNIFICANT CUSTOMERS/PRINCIPAL MARKETS
          ---------------------------------------
          The Company produces air cargo handling systems and equipment for airlines, air express and freight companies, airport authorities and the U.S. Air Force. Sales of air cargo handling systems are comprised of several large contracts. Therefore, it is not unusual for a few customers to account for a significant percentage of revenues. Sales to major customers for the three years ended April 30, 1998 are outlined in Item 1 (b) herein. The loss of any of these customers, if not replaced with another customer, could have a material adverse effect on the Company.

          RAW MATERIALS AND SUBCONTRACTORS
          --------------------------------
          During 1993, the Company closed its Memphis, Tennessee manufacturing facility. The Company is renting a smaller facility in Somerville, Tennessee and is subcontracting a significant portion of the production of its equipment to selected manufacturers within the industry. The Company subcontracted approximately 41% of its cost of sales in 1998. The Company obtains bids from qualified bidders and determines who will be awarded the subcontract based both on price and technical ability. Transact's review of potential subcontractors and the monitoring of their quality control standards minimizes the subcontracting risk. The materials required are generally available from a large number of sources. The Company has not experienced any unusual difficulties in obtaining the raw materials necessary to manufacture its products.

          CONTRACTING RISKS
          -----------------
          Most contracts for the sale of Transact air cargo handling systems and equipment are the result of competitive bidding. If accepted, the bid price, which is effective to a certain date and for certain equipment, becomes the fixed contract price, and is generally not subject to price renegotiations unless the customer either accepts the bid after its expiration date or changes the scope of the project by requiring additional or different equipment. In preparing its bid price, Transact normally includes a margin for estimated supplier price and subcontractor cost increases; however, Transact's margins, and accordingly its estimated gross profit, may be adversely impacted by increases in costs which exceed those anticipated or provided for in its bid. Transact faces an additional risk of non-payment from a contractor when, on rare occasions, Transact operates as a subcontractor. Specifically, Transact risks delay in payment due to the incomplete or faulty performance of the contractor. Standard provisions in contracts with the U.S. Government allow termination at the Government's option provided the Government and the Company agree on the final termination settlement. As of April 30, 1998 the Company's backlog with the U.S. Air Force was approximately $150,000. Transact's fabrication contracts may contain substantial per diem penalty clauses for delays in completion resulting from the actions of Transact or of its subcontractors. Transact, however, has incurred no substantial liability resulting from either the non-payment by general contractors or from the penalty clauses.

          BACKLOG
          -------
          The Company's sales order backlog was $2.6 million as of April 30, 1998. This compares to $3.1 million as of April 30, 1997 and $5.8 million as of May 3, 1996. All of these orders are supported by signed contracts. However, the Company is attempting to obtain a subcontractor to manufacture a substantial portion of one project which represents 65% of the Company's backlog at April 30, 1998. If the Company is unsuccessful in obtaining a subcontractor adjusted backlog of $900,000 is expected to be completed and invoiced in the year ended April 30, 1999. If a subcontractor is obtained before the fall of 1998 80% of the April 30, 1998 backlog is expected to be completed and invoiced prior to April 30, 1999.

          Transact booked approximately $3,100,000 of orders in 1998. This compares to approximately $5,700,000 of orders booked in 1997 and $8,900,000 of orders booked in 1996.

          COMPETITION
          -----------
          Transact's primary competitors in terminal equipment systems are three German firms and the U.S. subsidiary of one of these German firms, all of which are greater in size and financial resources than Transact. Therefore, the relationship of the United States dollar to the German Deutsche Mark affects Transact's competitive position in obtaining new contracts. In the area of ramp equipment, there are numerous domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product and systems design, technological change and price. In the area of transfer balls there are a few domestic and international competitors, some larger, some smaller than Transact. Transact competes primarily in the area of product design and price.

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

                           TRANSACT INTERNATIONAL INC.

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

          EMPLOYEES
          ---------
          The Company has approximately 12 employees as of April 30, 1998.

          GOVERNMENTAL APPROVAL/REGULATIONS
          ---------------------------------
          The Company is not required to obtain, and is not awaiting, any governmental approval for the manufacture and sale of any of its products. The Company does not believe that any existing or probable governmental regulations have or will have any material effect on the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

          The Company's stock is currently traded on the OTC Bulletin Board. As of July 7, 1998 there were 6,123,235 shares of Common Stock outstanding, held by approximately 2,100 stockholders of record. The over-the-counter stock quotations below were obtained through the Internet by accessing America On Line and retrieving historical stock price quotes from PC Quote (pcquote.com). Such quotations reflect inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions. The Company has not paid dividends on its common stock during the two most recent years and does not anticipate that any dividends will be paid in the near future.

                             1998             1997
                         ------------     ------------
                         High     Low     High    Low
                         ----    ----     ----    ----
       1st Quarter       $.25    $.13     $.28    $.06
       2nd Quarter       $.13    $.13     $.22    $.06
       3rd Quarter       $.22    $.13     $.25    $.06
       4th Quarter       $.13    $.09     $.34    $.09

ITEM 6.   FIVE YEAR FINANCIAL SUMMARY

                                                                     YEAR ENDED APRIL 30,
                                                   ---------------------------------------------------
                                                     1998       1997       1996       1995       1994
                                                   ---------------------------------------------------
                                                       (In thousands of dollars, except per share)

     SUMMARY OF OPERATIONS :

     Net sales                                     $ 3,575    $ 7,252    $ 7,208    $ 8,086    $ 9,199
     Net (loss) income                             $  (803)   $  (209)   $  (791)   $  (230)   $   450
     Net (loss) income per common share            $  (.13)   $  (.03)   $  (.13)   $  (.04)   $   .07
     Cash dividends declared                       $  NONE       None       None       None       None

     BALANCE SHEET DATA :

     Total assets                                  $ 1,066    $ 1,400    $ 2,178    $ 2,602    $ 2,693
     Long-term debt including current maturities   $    24    $    47    $    82    $   185    $   313

          Notes:
          1. Results for 1994 include a charge of $212,500 for settlement of litigation and a credit of $150,000 for the reversal of an allowance for the collection of a note receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL DISCUSSION
          Transact operates in one business segment which includes the design, installation, manufacture and service of products and systems for handling air cargo. These products and systems are sold to airlines, air express and freight companies, airport authorities and the U.S. Air Force. However the Company has designed and developed equipment and systems to handle marine containers. The Company has received a number of patents for the design of its equipment for handling marine containers. The Company has licensed the patents and technology it developed for marine containers to Seaport Container Storage Systems, Inc. The agreement with Seaport is subject to adequate funding by Seaport and Transact Board approval. As of June 30, 1998 Seaport has not successfully obtained funding but is talking to a few interested parties.

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

          RESULTS OF OPERATIONS
          SALES
          Sales of air cargo handling systems are comprised of several large contracts. Therefore it is not unusual for a few customers to account for a significant percentage of net sales. The U.S. Air Force has been a significant customer for the last three years, accounting for 14%, 29% and 28% of net sales in 1998, 1997 and 1996, respectively. United Parcel Service, a domestic commercial customer accounted for 11% and 32% of 1998 and 1997 sales, respectively. Apeda, a customer in India, accounted for 5% and 18% of 1998 and 1997 sales, respectively. Alaska Airlines, a domestic commercial customer, accounted for 13% of 1998's sales. Export sales to the Far East accounted for 8%, 20% and 16% of net sales in 1998, 1997 and 1996, respectively. Sales to the U.S. Air Force for the next one to three years is anticipated to be reduced because of a decrease in spending by the U.S. Air Force for air cargo handling equipment.

          Sales by product type for each of the three years ended April 30, 1998, 1997 and 1996 were approximately as follows:

                                                           1998               1997              1996
                                                      ------------       ------------      ------------
          Project Revenue                             $1.9 MILLION       $4.8 million      $6.1 million
          Transfer Balls and Spare Parts              $1.4 MILLION        2.4 million       1.0 million
          Licensing                                   $ .2 MILLION              ---               ---
          Other                                       $ .1 MILLION         .1 million        .1 million
                                                      ------------       ------------      ------------
                   Total                              $3.6 MILLION       $7.3 million      $7.2 million
                                                      ============       ============      ============

          Project revenue in 1996 included approximately $1.3 million of mobile equipment while 1998 and 1997 each has less than $.3 million of mobile equipment revenues. Large orders for transfer balls were shipped in 1997.

          GROSS PROFIT
          Gross profits were 9% in 1998, 14% in 1997 and 9% in 1996. The increase in 1997 was because of the increased sales of transfer balls, which have higher gross profit margins than project revenues, and the absence of the large cost overruns incurred in 1996 described in the following sentence. The decrease in 1996 was due to cost overruns on the approximate $1.3 million of ramp equipment sold in 1996 on the American Airlines project. The decrease in 1998 results from cost overruns on a few projects and lower sales volume to absorb the plant costs.

          SELLING AND ADMINISTRATIVE EXPENSES
          Selling and administrative expenses decreased 10% in 1998 from 1997, 16% in 1997 from 1996 and 11% in 1996 from 1995. The 1998 decrease was primarily from reduced officers salaries, travel expenses and office rent. In 1997 the decrease was primarily due to reduced officers compensation costs resulting from the retiring of one officer. In 1996, the reduction was primarily due to reduced travel expenses and employee benefits, including in 1996, the elimination of the Company's discretionary contribution to the 401(k) plan that was accrued at April 30, 1995.

          SALES BACKLOG
          The Company's sales order backlog was $2.6 million as of April 30, 1998. However, $1.7 million of the April 30, 1998 backlog relates to a project in India for which the Company is seeking a subcontractor. If unsuccessful the project will not be completed by the Company. This compares to $3.1 million as of April 30, 1997 and $5.8 million as of May 3, 1996. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its April 30, 1998 sales order backlog prior to April 30, 1999 with the possible exception of the $1.7 million India project previously mentioned.

          LIQUIDITY AND CAPITAL RESOURCES
          In 1998 the working capital deficiency increased $785,869 resulting primarily from the net loss for the year. The Company is in default of its agreement with its bank and therefore the entire bank loan payable at April 30, 1998 of $56,250 is due on demand. The Company is continuing to pay the bank the monthly principal installments of $6,250. The Company will be discussing a continuation of these monthly payments with the bank. However, there is no assurance that the bank will agree to postpone demanding payment of the loan. Also, a number of suppliers have refused to extend the Company credit which has created difficulties for the Company in selling spare parts and transfer balls. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customer for terminal projects. Thus, portions of the Company's sales contracts are financed by its subcontractor and not the Company. The Company does not anticipate any material capital expenditures for 1999.

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

ITEM 8.   FINANCIAL STATEMENTS

          The following financial statements of the Company, together with the report of independent auditors are included herein:

          (1)  Financial Statements
               --------------------
                                                                         Page
                                                                         ----
               Independent Auditors' Report                               14

               Balance Sheets--April 30, 1998 and 1997                    15

               Statements of Operations--Years ended April 30, 1998,
               1997 and 1996                                              16

               Statements of Cash Flows--Years ended April 30, 1998,
               1997 and 1996                                              17

               Notes to Financial Statements                              18

          All schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None; see Item 14(b) regarding changes in the Company's certifying accountants.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The Company's directors and officers, the principal occupation or employment of each such person and the name and principal business of any organization by which such person is employed, other than the Company, are as follows: Frank B. Carder, Director and Chairman of the Board of the Company, Bruno S. Frassetto, Director, President and Chief Executive Officer of the
Company, John E. McConnaughy, Jr., Director of the Company and Randall W. Sweeney, Director of the Company and President of DAI, Inc., a consulting firm for government contractors. Additional information required by this item is incorporated by reference herein to the section entitled "Information Concerning Directors, Executive Officers, Promoters and Control Persons" contained in the Company's Proxy Statement related to its 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The Company hereby incorporates by reference herein the information with respect to executive compensation which is contained in the section entitled "Executive Compensation" set forth in the Company's Proxy Statement related to its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company hereby incorporates by reference herein the information with respect to security ownership of certain beneficial owners and management from the section entitled "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's Proxy Statement related to its 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company hereby incorporates by reference herein the information with respect to certain relationships and related transactions which is contained in the section entitled "Other Information Concerning Directors and Executive Officers" set forth in the Company's Proxy Statement related to its 1998 Annual Meeting of Stockholders.

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

              27.   Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the fourth quarter of the Company's most recent year. However, in the first quarter of fiscal 1999 Form 8-K was filed for the Changes in the Company's Certifying Accountants.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT INTERNATIONAL INC.

Date:    July 23, 1998                  By:/S/ BRUNO S. FRASSETTO
                                           --------------------------------
                                           Bruno S. Frassetto
                                           President and Principal Financial
                                           and Accounting Officer

          In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:    July 23, 1998                  /S/ FRANK B. CARDER
                                        -----------------------------------
                                        Frank B. Carder
                                        Director, Chairman of the Board

Date:    July 23, 1998                  /S/ BRUNO S. FRASSETTO
                                        -----------------------------------
                                        Bruno S. Frassetto
                                        Director, President

Date:    July 23, 1998                  /S/ JOHN E. MCCONNAUGHY, JR.
                                        -----------------------------------
                                        John E. McConnaughy, Jr.
                                        Director

Date:    July 23, 1998                  /S/ RANDALL W. SWEENEY
                                        -----------------------------------
                                        Randall W. Sweeney
                                        Director

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Transact International Inc.
22 Thorndal Circle

Darien, Connecticut 06820

We have audited the accompanying balance sheet of Transact International Inc. as of April 30, 1998, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Transact International Inc. as of April 30, 1997 and 1996 were audited by other auditors whose report dated July 11, 1997, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transact International Inc. as of April 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Transact International Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and an equity deficiency at April 30, 1998 and has incurred operating losses for each of the years in the three year period ended April 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARDEN, HARRISON & KREUTER Certified Public Accountants, P.C.

/S/ MARDEN HARRISON & KREUTER, CPAs, P.C.

Port Chester, New York
July 6, 1998

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                          APRIL 30,
                                                                 --------------------------
                                                                     1998          1997
                                                                 -----------    -----------
ASSETS
CURRENT ASSETS
Cash                                                             $    53,307    $    85,370
Accounts receivable, net of allowance for doubtful accounts of
   $58,000 and $43,000, respectively                                 643,109        459,265
Inventories                                                          209,121        311,969
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                             114,602        483,180
Prepaid expenses and other current assets                             20,382         17,952
                                                                 -----------    -----------
              TOTAL CURRENT ASSETS                                 1,040,521      1,357,736
                                                                 -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST                               301,628        292,575
Less accumulated depreciation                                        278,677        252,293
                                                                 -----------    -----------
                                                                      22,951         40,282
              OTHER ASSETS                                             2,300          2,300
                                                                 -----------    -----------
                                                                 $ 1,065,772    $ 1,400,318
                                                                 -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank borrowings                                                  $    56,250    $   131,250
Note payable to stockholder                                           85,000           --
Trade accounts and notes payable                                   1,328,721      1,160,394
Accrued expenses                                                     354,065        361,583
Current portion of long-term debt                                     23,657         47,319
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                             417,807         96,300
                                                                 -----------    -----------
              TOTAL CURRENT LIABILITIES                            2,265,500      1,796,846
                                                                 -----------    -----------
STOCKHOLDERS' DEFICIENCY
Preferred stock, no par value, authorized 2,000,000 shares,
   none issued                                                            --             --
Common stock, no par value, authorized 12,000,000 shares,
   issued 6,201,735 shares                                           852,541        852,541
Additional paid-in capital                                         5,224,726      5,224,726
Treasury stock, at cost : 78,500 shares                              (29,606)       (29,606)
Deficit                                                           (7,247,389)    (6,444,189)
                                                                 -----------    -----------
              TOTAL STOCKHOLDERS' DEFICIENCY                      (1,199,728)      (396,528)
                                                                 -----------    -----------
                                                                 $ 1,065,772    $ 1,400,318
                                                                 -----------    -----------

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                  YEAR ENDED APRIL 30,
                                      -----------------------------------------
                                          1998           1997           1996
                                      -----------    -----------    -----------
NET SALES                             $ 3,574,893    $ 7,252,035    $ 7,208,015
                                      -----------    -----------    -----------
COSTS AND EXPENSES
         Cost of sales                  3,262,404      6,238,196      6,570,860
         Selling and administrative     1,072,878      1,192,975      1,425,911
                                      -----------    -----------    -----------
                                        4,335,282      7,431,171      7,996,771
                                      -----------    -----------    -----------
LOSS FROM OPERATIONS                     (760,389)      (179,136)      (788,756)
                                      -----------    -----------    -----------
OTHER (EXPENSE) INCOME
         Interest expense                 (46,273)       (39,210)       (19,271)
         Other income                       3,462          9,546         16,983
                                      -----------    -----------    -----------
                                          (42,811)       (29,664)        (2,288)
                                      -----------    -----------    -----------

NET LOSS                              $  (803,200)   $  (208,800)   $  (791,044)
                                      -----------    -----------    -----------

NET LOSS PER SHARE OF COMMON STOCK
- BASIC AND DILUTED                   $      (.13)   $      (.03)   $      (.13)
                                      ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED APRIL 30
                                                                    -----------------------------------
                                                                       1998         1997         1996
                                                                    ---------    ---------    ---------
OPERATING ACTIVITIES
Net loss                                                            $(803,200)   $(208,800)   $(791,044)
Adjustments to reconcile net loss to cash (used in)
     provided by operating activities :
     Depreciation of property, plant and equipment                     26,384       36,645       40,794
     Increase in allowance for doubtful accounts                       15,000       16,175       52,000
     Changes in assets and liabilities :
         Accounts receivable                                         (198,844)     545,880      736,120
         Inventories                                                  102,848       94,781      (81,322)
         Prepaid expenses and other current assets                     (2,430)       2,159          970
         Costs and estimated earnings in excess of billings on
             uncompleted contracts - net                              690,083     (267,524)    (636,963)
         Other assets                                                    --           --           (300)
         Accounts payable and accrued expenses                        160,811     (401,453)     762,655
                                                                    ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (9,348)    (182,137)      82,910
                                                                    ---------    ---------    ---------
INVESTING ACTIVITIES
     Capital expenditures                                              (9,053)     (14,848)     (40,647)
     Repayment of note receivable                                        --         48,152       57,328
                                                                    ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (9,053)      33,304       16,681
                                                                    ---------    ---------    ---------
FINANCING ACTIVITIES
     Proceeds from bank borrowings                                       --           --        150,000
     Proceeds from stockholder loan                                   100,000         --           --
     Repayment of bank borrowings                                     (75,000)     (18,750)        --
     Repayment of stockholder loan                                    (15,000)        --           --
     Repayment of debt                                                (23,662)     (35,033)    (102,555)
                                                                    ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (13,662)     (53,783)      47,445
                                                                    ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH                                       (32,063)    (202,616)     147,036
CASH, BEGINNING OF YEAR                                                85,370      287,986      140,950
                                                                    ---------    ---------    ---------
CASH, END OF YEAR                                                   $  53,307    $  85,370    $ 287,986
                                                                    ---------    ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                   $  19,145    $  19,210    $  19,271

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

          The Company has a stockholders' deficiency and working capital deficiency of $1,199,728 and $1,224,979, respectively, at April 30, 1998 and has incurred losses for each of the years in the three year period ended April 30, 1998. The Company's loss for the year ended April 30, 1998 violates the financial covenants of the loan agreement with its bank. The Company liability of $56,250 for bank debt is payable on demand of the bank. The Company continues to pay monthly principal payments to the bank of $6,250 and intends to discuss a continuation of this arrangement with the bank. The Company is presently seeking additional orders and is exploring the sale or license of certain or all product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in arranging a satisfactory payment schedule with its bank or in attaining additional profitable orders or in selling or licensing any product lines.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
          NATURE OF OPERATIONS:
          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment.

          Sales to the U.S. Government were $492,106 in 1998, $2,099,000 in 1997 and $1,990,000 in 1996. All of the Company's operations are in the United States. Export sales to the Far East accounted for 14%, 20% and 16%, of net sales in 1998, 1997 and 1996, respectively.

          REVENUE RECOGNITION:
          The Company utilizes the percentage of completion method of accounting measured by the percentage of cost incurred to date to estimated total cost of each contract to record income on uncompleted contracts. Whenever it is estimated that a loss will be incurred on a contract, the entire amount of the estimated loss is recognized. Because of the inherent uncertainties in estimating revenue and costs, it is at least reasonably possible that the estimates used will change within the near term. All other revenue is recorded upon shipment of the product or providing the service.

          ACCOUNTS RECEIVABLE:
          Accounts receivable include amounts currently due from customers. At April 30, 1998 and 1997, accounts receivable included $10,000 due from an officer/stockholder.

                           TRANSACT INTERNATIONAL INC.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          INVENTORIES:
          Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Inventories consist of raw materials and manufacturing supplies.

          PLANT AND EQUIPMENT:
          Depreciation on plant and equipment is provided by the straight-line method based on the estimated useful lives of the assets, ranging from 3 to 20 years.

          PER SHARE DATA:
          Amounts per share have been computed using the weighted average number of common shares outstanding during each year (6,123,235 in 1998, 1997 and 1996). During the year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share (SFAS 128)" which establishes new standards for computing and presenting earnings per share. As required by the standard prior period earnings per share data have been restated.

          Under SFAS 128, net income (loss) per share basic is computed based on the weighted average number of shares of common stock outstanding. Net income
(loss) per share - diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" net income (loss) per share that was reported under previous accounting standards. Dilutive potential common shares did not have a significant dilutive effect.

          INCOME TAXES:
          The Company's deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

          CONCENTRATION OF CREDIT:
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in the aviation industry. The U. S. Government accounted for 14% in 1998, 29% in 1997 and 28% in 1996, of net sales. United Parcel Service, a domestic commercial customer, and Apeda, a customer located in India, accounted for 11% and %5 , respectively, of 1998 net sales and 32% and 18%, respectively, of 1997 net sales. Alaska Airlines accounted for 13% of 1998 net sales. TianDa Airport Support Ltd, a foreign commercial customer, accounted for 16% of net sales in 1996. American Airlines, a domestic commercial customer, accounted for 13% in 1996 of net sales. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

                           TRANSACT INTERNATIONAL INC.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The carrying amounts reported in the balance sheets for cash, accounts receivable and trade accounts and notes payable approximate their fair value because of the immediate or short-term maturity of these financial instruments. The Company's bank loan bears interest at 1% over the bank's prime lending rate and therefore approximates fair value.

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

          NOTE 3 - LICENSING AGREEMENT
          In April 1998 the Company entered into a licensing agreement with CIMC
- TianDa, a Chinese manufacturer. The licensing agreement provides:
          A.   Transact will provide:
               a. Existing drawings and bills of material for certain equipment previously engineered by Transact.
               b. Engineering/design and procurement assistance on an air cargo handling project in Shanghai, China.
               c.   1,000 hours of technical assistance.
          B. CIMC - TianDa will pay to Transact a maximum of $1 million as follows:
               a. $300,000 upon receipt of existing drawings for certain equipment per the agreement.
               b. $200,000 if and when CIMC - TianDa is awarded the Shanghai Airport project or a similar major project in China or is awarded a contract from Transact for four sets of ETV's (payable at a rate of $100,000 for each two sets with a maximum payment of $200,000).
               c. Balance of $500,000 in seven equal annual installments of $50,000 and one payment of $150,000 eight years after CIMC -TianDa is awarded either the Shanghai Airport project or a similar major project in China.

          At April 30, 1998 the Company recognized $200,000 of income for existing drawings that were supplied to CIMC -TianDa and provided $10,000 for engineering services to be supplied. The aforementioned $200,000 was received in May 1998.

                           TRANSACT INTERNATIONAL INC.

          NOTE 4 -- COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

          The terms for billing contracts vary from contract to contract. Billings are based on either a percentage of completion, costs incurred or specific milestone payments. Costs and estimated earnings in excess of billings on uncompleted contracts (net asset and liability) as of April 30, 1998 and 1997 are as follows :

                                                        1998           1997
                                                    -----------    -----------
          Costs incurred on uncompleted contracts   $ 4,741,908    $ 7,738,592
          Estimated earnings                            503,374      1,436,815
                                                    -----------    -----------
                                                      5,245,282      9,175,407
          Less : billings to date                     5,548,487      8,788,527
                                                    -----------    -----------
                                                    $  (303,205)   $   386,880
                                                    ===========    ===========

          The Company expects to complete the projects in process at April 30, 1998 within one year.

          NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment (at cost) at April 30, 1998 and 1997 consists of :

                                                  1998          1997
                                                --------      --------
          Machinery and equipment               $ 55,708      $ 55,708
          Furniture and fixtures                 245,920       236,867
                                                --------      --------
                                                $301,628      $292,575
                                                ========      ========

          NOTE 6 -- DEBT
          In January 1997, the Company converted its $150,000 short-term bank note payable to a term loan payable, to the same bank, in twenty-four equal monthly principal installments of $6,250 commencing February 15, 1997. The term loan bears interest at 1% over the bank's prime lending rate (the bank's prime lending rate was 8 1/2% at April 30, 1998 and 1997) and is collateralized by all of the Company's assets. The financial covenants of the term loan were violated due to the Company's loss for the year ended April 30, 1998. Since April 30, 1998, the Company has continued to pay the monthly principal installments of $6,250. The Company will be discussing a continuation of these monthly payments with the bank. However there is no assurance that the bank will agree to postpone demanding payment of the loan. The entire $56,250 payable to the bank at April 30, 1998 has been classified as a current liability in the accompanying 1998 balance sheet.

          On June 4, 1997, a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company was unable to repay the loan on October 31, 1997 and subsequently reached an agreement with the stockholder to pay $5,000 per month until receipt of the proceeds of an India project is received. The entire outstanding balance at April 30, 1998 of $ 85,000 is shown as a current liability. The Company is current with these monthly payments thru May 1998. Receipt of the proceeds of the India project cannot be estimated until a subcontractor is engaged to complete the project.

                          TRANSACT INTERNATIONAL INC.

          NOTE 6 - DEBT (CONTINUED)
          The current portion of long-term debt of $23,657 is payable to the U.S. Air Force. This liability relates to an overpayment by the Air Force on a contract in 1993 and bears interest as fixed by the Secretary of the Treasury, pursuant to Public Law 95-563. The interest rate at April 30, 1998 was 6.75%.

          NOTE 7 -- ACCRUED EXPENSES
          Accrued expenses at April 30, 1998 and 1997 consists of :

                                                     1998       1997
                                                   --------   --------
          Compensation, vacation and severance     $ 84,350   $ 79,443
          Contract retainage                          1,145     67,486
          Retirement plans                           70,405     70,405
          Directors' fees                            71,533     57,700
          Other                                     126,632     86,549
                                                   --------   --------
                                                   $354,065   $361,583
                                                   ========   ========

          NOTE 8 -- LEASES
          The Company leases certain facilities, furniture and automobiles under noncancelable operating leases. The following is a schedule of the future minimum rental commitments on such leases at April 30, 1998 :

          Year Ending April 30,
          ---------------------
                  1999                 $  112,125
                  2000                     76,459
                  2001                     24,058

          Rent  expense  was $97,664 in 1998,  $141,437 in 1997 and  $176,037 in
1996.

          NOTE 9 -- STOCKHOLDERS' EQUITY AND STOCK OPTIONS
          A net loss during each of the years in the three year period ended April 30, 1998 was the only change in Stockholders' Equity.

          The Company's 1978 Employee's Incentive Stock Option Plan ("1978 Plan") provides that options may be granted to acquire a maximum of 100,000 shares of the Common Stock at not less than 85% of market price on the date of grant.

          At April 30, 1997, there were 22,000 options outstanding and exercisable, with an option price of $1.50 per share. No options were exercised during fiscal 1998 and as of April 30, 1998 there were no options outstanding. There are 78,000 options subject to future grant and all options expire 10 years from the date of grant.

                           TRANSACT INTERNATIONAL INC.

          NOTE 9 -- STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning May 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded.

          The salary of one officer was deferred for future payment by $70,000 in 1996 as a result of the Company's operating conditions. Of this amount, $60,000 was waived by this officer in 1997. In addition, the salary of one officer was reduced by $45,000 in 1997 and salaries of two officers were reduced by $65,000 in 1996, as a result of operating conditions.

          NOTE 10 -- EMPLOYEE RETIREMENT PLANS
          The Company has a 401(k) Profit Sharing Plan and a Money Purchase Plan. Employee participation in the 401(k) Profit Sharing Plan is voluntary. Under the provisions of the 401(k) Plan, employees may defer up to 19% of their annual compensation. Prior to freezing the Money Purchase Plan, (see paragraph below) the Company was required to contribute an amount equal to 3% of the employee's compensation. The Company accrued for the year ended April 30, 1995, a matching discretionary contribution of 50% of the employees 401(k) contributions, with a cap of 3% of the employees compensation. However, in fiscal 1996, due to the Company's losses, the Company decided not to contribute the discretionary amount applicable to the 401(k), previously accrued at April 30, 1995 and to discontinue such matching until business conditions improve. As a result, pension expense was $0 in 1998 and 1997 and ($17,269) in 1996.

          Effective June 1, 1996, the Company froze its Money Purchase Plan. This action eliminates any future liability of the Company in respect to the Plan while the Plan is frozen. This action does not constitute an effective termination of the Plan.

          NOTE 11 -- INCOME TAXES
          There is no benefit for income taxes in 1998, 1997 and 1996 as the tax losses generated in those years cannot be carried back to offset income in prior years.

          The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows :

                                                       APRIL 30,
                                               ------------------------
                                                   1998         1997
                                               -----------  -----------
          Net operating loss carryforward      $ 2,640,000  $ 2,347,000
          Investment tax credit carryforward         2,000       28,000
          Other reserves and liabilities            83,000      112,000
                                               -----------  -----------
                                                 2,725,000    2,487,000
          Valuation allowance                    2,725,000    2,487,000
                                               ===========  ===========
                                               $        --  $        --
                                               ===========  ===========

                           TRANSACT INTERNATIONAL INC.

          NOTE 11 -- INCOME TAXES (CONTINUED)
          Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a valuation allowance.

          At April 30, 1998, the Company has operating loss carryforwards and investment tax credit carryforwards for tax return purposes of approximately $7,100,000 and $2,000 respectively, expiring in 1999 through 2011.

          NOTE 12 -- OTHER DATA
          The Company paid $387,548, $780,465 and $148,702 during 1998, 1997 and
1996, respectively, to a subcontractor that is owned by a stockholder of the Company for the manufacturing of equipment for certain projects. This subcontractor has issued letters of credit on behalf of the Company in connection with two contracts executed by the Company.

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