Form 10QSB
period 1998-07-31
TRANSACT INTERNATIONAL INC
filed 1998-09-14
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________


                          Commission File Number 0-8422
                                                 ------

                           TRANSACT INTERNATIONAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CONNECTICUT                                     06-0732124
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)

                  22 THORNDAL CIRCLE, DARIEN, CONNECTICUT 06820
                  ---------------------------------------------
                    (Address of principal executive offices)

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

YES  [X]    NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 14, 1998 was 6,123,235.

     Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                           TRANSACT INTERNATIONAL INC.

                    FORM 10-QSB - QUARTER ENDED JULY 31, 1998


                                    CONTENTS


                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets
          July 31, 1998 (Unaudited) and April 30, 1998 ..................   3

          Statements of Operations (Unaudited)
          Three Months Ended July 31, 1998 and July 31, 1997 ............   4

          Statements of Cash Flows (Unaudited)
          Three Months Ended July 31, 1998 and July 31, 1997 ............   5

          Notes to the Financial Statements (Unaudited) .................   6


 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................   8


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K ...............................   9


SIGNATURE ...............................................................   9

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                               JULY 31,      APRIL 30,
                                                                 1998          1998
                                                             -----------    -----------
ASSETS                                                       (UNAUDITED)
CURRENT ASSETS
     Cash                                                    $     1,412    $    53,307
     Accounts receivable, net of allowance for doubtful
       accounts of $58,000                                       738,947        643,109
     Inventories                                                 180,903        209,121
     Costs and estimated earnings in excess of billings on
       incomplete contracts                                      106,092        114,602
     Prepaid expenses and other current assets                    11,488         20,382
                                                             -----------    -----------
       TOTAL CURRENT ASSETS                                    1,038,842      1,040,521

PROPERTY, PLANT AND EQUIPMENT, AT COST                           301,628        301,628
     Less accumulated depreciation                              (281,995)      (278,677)
                                                             -----------    -----------
                                                                  19,633         22,951

OTHER ASSETS                                                       2,300          2,300
                                                             -----------    -----------
       TOTAL ASSETS                                          $ 1,060,775    $ 1,065,772
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Bank borrowings                                         $    37,500    $    56,250
     Note payable to stockholder                                  65,000         85,000
     Trade accounts and notes payable                          1,346,641      1,328,721
     Accrued expenses                                            373,506        354,065
     Current portion of long-term debt                            23,657         23,657
     Billings in excess of costs and estimated earnings on
       Incomplete contracts                                      354,056        417,807
                                                             -----------    -----------
       TOTAL CURRENT LIABILITIES                               2,200,360      2,265,500

STOCKHOLDERS' DEFICIENCY
     Preferred stock, no par value, authorized
       2,000,000 shares, none issued                                  --             --
     Common stock, no par value, authorized
       12,000,000 shares, issued 6,201,735 shares                852,541        852,541
     Additional paid-in capital                                5,224,726      5,224,726
     Treasury stock, at cost : 78,500 shares                     (29,606)       (29,606)
     Deficit                                                  (7,187,246)    (7,247,389)
                                                             -----------    -----------
       TOTAL STOCKHOLDERS' DEFICIENCY                         (1,139,585)    (1,199,728)
                                                             -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $ 1,060,775    $ 1,065,772
                                                             ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                   ----------------------------

                                                     7/31/98          7/31/97
                                                   -----------      -----------
SALES:
      Net Sales                                    $   380,827      $   959,461
      Licensing Fees                                   400,000               --
                                                   -----------      -----------
                                                       780,827          959,461
COSTS AND EXPENSES :
     Cost of sales                                     472,085          889,300
     Selling and administrative                        240,397          326,978
                                                   -----------      -----------
                                                       712,482        1,216,278
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                           68,345         (256,817)

OTHER (EXPENSE) INCOME:
     Interest expense                                   (8,202)          (3,004)
     Other income                                           --           12,161
                                                   -----------      -----------
                                                        (8,202)           9,157
                                                   -----------      -----------

NET  INCOME (LOSS)                                 $    60,143      $  (247,660)
                                                   ===========      ===========
NET INCOME (LOSS) PER SHARE OF
     COMMON STOCK - BASIC AND DILUTED              $       .01      $      (.04)
                                                   ===========      ===========
WEIGHTED AVERAGE SHARES
     OUTSTANDING                                     6,123,235        6,123,235
                                                   ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                              ----------------------
                                                                               7/31/98      7/31/97
                                                                              ---------    ---------
OPERATING ACTIVITIES:
     Net income (loss)                                                        $  60,143    $(247,660)
     Adjustments to reconcile net income (loss) to cash used in operations:
         Depreciation of property, plant and equipment                            3,318        6,332
         Changes in assets and liabilities :
              Accounts receivable                                               (95,838)     152,349
              Inventories                                                        28,218      (22,997)
              Other current assets                                                8,894        7,714
              Costs and estimated earnings in excess of billings on
                 incomplete contracts - net                                     (55,241)     (15,000)
              Trade accounts and notes payable and accrued expenses              37,361       15,724
                                                                              ---------    ---------
NET CASH USED IN OPERATIONS :                                                   (13,145)    (103,538)

INVESTING ACTIVITIES :
     Capital expenditures                                                            --       (5,414)
                                                                              ---------    ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:                                 --       (5,414)

FINANCING ACTIVITIES :
     Proceeds from stockholder loan                                                  --      100,000
     Repayment of debt                                                          (38,750)     (18,750)
                                                                              ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:                            (38,750)      81,250
                                                                              ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (51,895)     (27,702)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   53,307       85,370
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   1,412    $  57,668
                                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION :
     Cash paid during the period for Interest                                 $   8,202    $   3,004


SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next three sentences. The Company has a stockholders' deficiency and working capital deficiency of $1,139,585 and $1,161,518, respectively, at July 31, 1998. The Company's backlog is $2.4 million at July 31, 1998 and the Company is seeking additional orders and is exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of July 31, 1998, and the statements of operations and cash flows for the three months ended July 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at July 31, 1998 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three-month period ended July 31, 1998 are not necessarily indicative of those for a full fiscal year.


2.   Inventories consist of raw materials and manufacturing supplies.


3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 with interest at 8% per annum. The Company has repaid $35,000 of the loan with the balance including interest payable with the proceeds of a project in India.

     Due to the loss for the year ended April 30, 1998 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1998 of $56,250 was classified as a current liability in the April 30, 1998 balance sheet. The Company is continuing to repay the bank $6,250 per month plus interest.

4. The Company's licensing agreement with CIMC-TianDa, a Chinese manufacturer was amended. The revision provided for total compensation if $680,000 of which $200,000 was recorded in April 1998, $400,000 in the quarter ended July 31, 1998 and $80,000 will be recorded when received in November 1998. The $400,000 recorded in the quarter ended July 31, 1998 was received $100,000 in June and $300,000 in August 1998. The Company has no further obligations to CIMC-TianDa pursuant to this licensing agreement.

                           TRANSACT INTERNATIONAL INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



5. Amounts per share have been computed using the weighted average number of common shares outstanding during each period. No effect has been given to shares issuable pursuant to outstanding options as their effect would be not material or antidilutive.

6. There were no income taxes in the three month period ended July 31, 1998 because the Company had a substantial net operating loss carryforward. There was no benefit for income taxes in the three month period ended July 31, 1997, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $7,000,000 and $2,000 respectively, expiring in 1998 through 2010.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at July 31, 1998 are as follows:

              Net operating loss carryforward         $ 2,600,000
              Investment tax credit carryforward            2,000
              Other reserves and liabilities               83,000
                                                      -----------
                                                        2,685,000
              Valuation allowance                      (2,685,000)
                                                      -----------
                                                      $        --
                                                      ===========

     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at July 31, 1998 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a full valuation allowance.

                           TRANSACT INTERNATIONAL INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company had net income of $60,143 in the first quarter of fiscal 1999 compared to a net loss of $247,660 for the first quarter of fiscal 1998. The net income results primarily from licensing fees of $400,000 that the Company earned applicable to a license agreement as amended for certain terminal equipment with a Chinese manufacturer. Excluding the licensing fees the revenue for the first quarter of fiscal 1999 was $380,827 compared to $959,461 for the first quarter of fiscal 1998. The decline in revenue is due to the stoppage on the New Delhi, India project which is expected to resume in October 1998 and the lack of any new major projects. Gross profit as a percentage of net sales was negative and 7% respectively for the three months ended July 31, 1998 and 1997. The negative gross profit was due to very low net sales, the gross profit from which, was less than costs including the operations in the Memphis plant facility. Selling and administrative expenses decreased approximately $86,600 in the fiscal quarter ended July 31, 1998 compared to July 31, 1997. The decrease was primarily a reduction in officer salaries and legal expenses net of an increase in uncollectible accounts receivable written off.

The Company sales order backlog as of July 31, 1998 is approximately $2.4 million of which $1.7 million is for the New Delhi, India project which is not expected to resume in production until October 1998. This compares to a $3.0 million backlog at July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

During the three months ended July 31, 1998, the Company used approximately $13,000 in cash in its operations. This usage primarily resulted from the increase in accounts receivable offset by net income. At July 31, 1998 the Company has a working capital deficiency of $1,161,518.

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

                           PART II: OTHER INFORMATION
                           --------------------------

                           TRANSACT INTERNATIONAL INC.


Item 6.    Exhibits and Reports of Form 8-K.
-------    ---------------------------------

           (a)  Exhibits - 27 - Financial Data Schedule
           (b)  Reports on Form 8-K - None


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRANSACT INTERNATIONAL INC.
                                        ---------------------------
                                        Registrant


Date:  September 11, 1998               /s/ Bruno S. Frassetto
-------------------------               -----------------------------------
                                        Bruno S. Frassetto
                                        President and Acting Chief Financial
                                        Officer