Form 10QSB
period 1998-10-31
TRANSACT INTERNATIONAL INC
filed 1998-12-15
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of The
                         Securities Exchange Act of 1934
                  For the quarter period ended October 31, 1998

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

YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998 was 6,123,235.

     Transitional Small Business Disclosure Format    YES [ ]   NO [X]

                           TRANSACT INTERNATIONAL INC.

                 FORM 10 - QSB - QUARTER ENDED OCTOBER 31, 1998

                                      INDEX


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets
          October 31, 1998 (Unaudited) and April 30, 1998                     3

          Statements of Operations (Unaudited)
          Three and Six Months Ended October 31, 1998
          and October 31, 1997                                                4

          Statements of Cash Flows (Unaudited)
          Six Months Ended October 31, 1998 and October 31, 1997              5

          Notes to the Financial Statements (Unaudited)                       6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders                 9

Item 6    Exhibits and Reports on Form 8-K                                    9

SIGNATURE                                                                    10

                         PART I : FINANCIAL INFORMATION
                         ------------------------------

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                    OCTOBER 31,      APRIL 30,
                                                                       1998            1998
                                                                    -----------     -----------
ASSETS                                                              (UNAUDITED)
CURRENT ASSETS
     Cash                                                           $     3,444     $    53,307
     Accounts receivable, net of allowance for doubtful accounts
         of $31,000 and $58,000, respectively                           524,465         643,109
     Inventories                                                        143,364         209,121
     Costs and estimated earnings in excess of billings on
         incomplete contracts                                           137,366         114,602
     Prepaid expenses and other current assets                            4,110          20,382
                                                                    -----------     -----------
     TOTAL CURRENT ASSETS                                               812,749       1,040,521
                                                                    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                  304,436         301,628
     Less accumulated depreciation                                     (285,313)       (278,677)
                                                                    -----------     -----------
                                                                         19,123          22,951

OTHER ASSETS                                                              2,300           2,300
                                                                    -----------     -----------
     TOTAL ASSETS                                                   $   834,172     $ 1,065,772
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Bank borrowings                                                $    18,750     $    56,250
     Note payable to stockholder                                         65,000          85,000
     Trade accounts and notes payable                                 1,499,197       1,328,721
     Accrued expenses                                                   390,374         354,065
     Current portion of long-term debt                                   23,657          23,657
     Billings in excess of costs and estimated earnings on
         incomplete contracts                                           219,087         417,807
                                                                    -----------     -----------
     TOTAL CURRENT LIABILITIES                                        2,216,065       2,265,500
                                                                    -----------     -----------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, no par value, authorized
         2,000,000 shares, none issued                                       --              --
     Common stock, no par value, authorized
         12,000,000 shares, 6,201,735 issued                            852,541         852,541
     Additional paid-in capital                                       5,224,726       5,224,726
     Treasury stock, at cost : 78,500 shares                            (29,606)        (29,606)
     Deficit                                                         (7,429,554)     (7,247,389)
                                                                    -----------     -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                                  (1,381,893)     (1,199,728)
                                                                    -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $   834,172     $ 1,065,772
                                                                    ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ---------------------------     ---------------------------

                                          10/31/98        10/31/97        10/31/98        10/31/97
REVENUE:
     Net sales                          $   713,657     $ 1,275,221     $ 1,094,484     $ 2,234,682
     Licensing fees                              --              --         400,000              --
                                        -----------     -----------     -----------     -----------
               Total revenue            $   713,657     $ 1,275,221     $ 1,494,484     $ 2,234,682

COSTS AND EXPENSES :
     Cost of sales                          642,230       1,090,322       1,114,314       1,979,622
     Selling and administrative             305,736         295,722         546,132         610,539
                                        -----------     -----------     -----------     -----------
                                            947,966       1,386,044       1,660,446       2,590,161
                                        -----------     -----------     -----------     -----------

(LOSS) INCOME FROM OPERATIONS              (234,309)       (110,823)       (165,962)       (355,479)
                                        -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE) :
     Interest expense                        (7,776)         (8,225)        (15,977)        (11,229)
     Other income                              (226)          2,504            (226)          2,504
                                        -----------     -----------     -----------     -----------
                                             (8,002)         (5,721)        (16,203)         (8,725)
                                        -----------     -----------     -----------     -----------

NET (LOSS) INCOME                       $  (242,311)    $  (116,544)    $  (182,165)    $  (364,204)
                                        ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK - BASIC AND DILUTED              (.04)           (.02)           (.03)           (.06)
                                        ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                            6,123,235       6,123,235       6,123,235       6,123,235
                                        ===========     ===========     ===========     ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                      -----------------------
                                                                       10/31/98      10/31/97
                                                                      ---------     ---------
OPERATING ACTIVITIES :
Net (loss)                                                            $(182,165)    $(364,204)
Adjustments to reconcile net income (loss) to cash
 (used in) provided by :
         Depreciation of property, plant and equipment                    6,636        12,756
         Changes in assets and liabilities :
           Decrease (increase) in accounts receivable                   118,644      (426,184)
           Decrease in inventories                                       65,757       125,148
           Decrease in other current assets                              16,272        14,626
           (Increase) decrease in costs and estimated earnings
               in excess of billings on incomplete contracts - net     (221,484)      221,222
           Increase  in accounts payable and accrued expenses           206,785       296,862
                                                                      ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS                                10,445      (119,774)
                                                                      ---------     ---------

INVESTING ACTIVITIES :
Capital expenditures                                                     (2,808)       (6,748)
                                                                      ---------     ---------

FINANCING ACTIVITIES :
Proceeds from stockholder loan                                               --       100,000
Repayment of debt                                                       (57,500)      (55,664)
                                                                      ---------     ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (57,500)       44,336
                                                                      ---------     ---------

NET DECREASE IN CASH                                                    (49,863)      (82,186)
CASH, BEGINNING OF PERIOD                                                53,307        85,370
                                                                      ---------     ---------

CASH, END OF PERIOD                                                   $   3,444     $   3,184
                                                                      =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                              $   1,665     $   7,129

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next four sentences. The Company has a stockholders' deficiency and working capital deficiency of $1,381,893 and $1,403,316, respectively, at October 31, 1998. A number of suppliers are requiring the Company to pay on or before delivery of parts and equipment. The Company's sales backlog is $3.1 million at October 31, 1998 and the Company is seeking additional orders and exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of October 31, 1998, the statements of operations for the three and six months ended October 31, 1998 and 1997 and the statements of cash flows for the six months ended October 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at October 31, 1998 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and six month periods ended October 31, 1998 are not necessarily indicative of those for a full fiscal year.

2.   Inventories consist of raw materials and manufacturing supplies.

3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company has repaid $35,000 of the loan with the balance, including interest, payable with the proceeds of a project in India.

     Due to the loss for the year ended April 30, 1998 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1998 of $56,250 was classified as a current liability in the April 30, 1998 balance sheet. The Company is continuing to repay the bank $6,250 per month plus interest.

4. The Company's licensing agreement with CIMC-TianDa, a Chinese manufacturer was amended. The revision provided for total compensation of $680,000 of which $200,000 was recorded in April 1998, $400,000 in the quarter ended July 31, 1998 and $80,000 will be recorded when received in December 1998. The $400,000 recorded in the quarter ended July 31, 1998 was received $100,000 in June and $300,000 in August 1998. The Company has no further obligations to CIMC-TianDa pursuant to this licensing agreement.

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

6. There was no benefit for income taxes in the three and six month periods ended October 31, 1998 as the loss generated cannot be carried back to offset income in prior years.

     There was no provision for income taxes in the three and six month periods ended October 31, 1998, because the Company has a substantial net operating loss carryforward.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $7,000,001 and $2,000 respectively, expiring in 1998 through 2010.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at October 31, 1997 are as follows :

          Net operating loss carryforward                 $  2,600,000
          Investment tax credit carryforward                     2,000
          Other reserves and liabilities                        83,000
                                                          ------------

          Valuation allowance                                2,685,000
                                                          ------------
                                                          $         --
                                                          ============

     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at October 31, 1998 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

                           TRANSACT INTERNATIONAL INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company incurred net losses for the three and six months ended October 31, 1998 of $242,311 and $182,165, respectively. The losses result primarily from the decrease in sales for the three and six months ended October 31, 1998 of $561,564 (44%) and $740,198 (33%), respectively from the comparable periods in 1997. Gross profit for the three and six months ended October 31, 1998 decreased to 10% from 15% in 1997 due to lower sales volume, including the stoppage of the New Delhi, India project which resumed in November 1988. However, in the six months ended October 31, 1998 the Company received $400,000 in licensing fees and expects its final payment of $80,000 in December 1998.

For the three and six months  ended  October 31, 1998 the Company `s selling and
administrative   expenses  were  $10,014  higher  and  $64,407  lower  than  the comparable periods in 1997.

The Company's sales backlog as of October 31, 1998 is approximately $3.1 million. This compares to a $2.4 million backlog at October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

During the six months ended October 31, 1998, the Company provided approximately $10,000 of cash from operations, primarily resulting from the net loss net of a decrease in accounts receivable and inventory. At October 31, 1998 the Company has a working capital deficiency of $1,403,316.

The Company's ability to continue in business is dependent upon its ability to become profitable and/or sell or license certain product lines. The Company's sales backlog is $3.1 million at October 31, 1998 and the Company is seeking additional orders and exploring the sale or license of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

                           PART II: OTHER INFORMATION
                           --------------------------

                           TRANSACT INTERNATIONAL INC.



Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The 1998 Annual Meeting of Shareholders was held on October 14, 1998.
          (b) The Board of Directors currently consists of the four nominees listed below.
          (c) The following matter was voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, are as follows:

               Election of the following individuals to the Board of Directors:

               Name                              For                   Withheld
               ----                              ---                   --------
               Frank B. Carder                   5,357,449              65,004
               Bruno S. Frassetto                5,356,549              70,750
               John E. McConnaughy, Jr.          5,361,149              65,904
               Randall Sweeney                   5,361,234              61,219

          (d)  Not applicable.

Item 6.   Exhibits and Reports of Form 8-K.
          ---------------------------------

          (a)  Exhibits - 27 - Financial Data Schedule

          (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANSACT INTERNATIONAL INC.
                                    ---------------------------
                                             Registrant



Date: December 11, 1998             /s/ Bruno S. Frassetto
-----------------------             ---------------------------------------
                                    BRUNO S. FRASSETTO
                                    President and Acting Chief Financial Officer