Form 10QSB
period 1999-01-31
TRANSACT INTERNATIONAL INC
filed 1999-06-29
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of The
                         Securities Exchange Act of 1934
                     For the quarter ended January 31, 1999

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

YES [X]    NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 16, 1999 was 6,123,235.

     Transitional Small Business Disclosure Format     YES [ ]  NO [X]

                           TRANSACT INTERNATIONAL INC.

                  FORM 10-QSB - QUARTER ENDED JANUARY 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Balance Sheets
          January 31, 1999 (Unaudited) and April 30, 1998                      3

          Statements of Operations (Unaudited)
          Three and Nine Months Ended January 31, 1999
          and January 31, 1998                                                 4

          Statements of Cash Flows (Unaudited)
          Nine Months Ended January 31, 1998 and January 31, 1998              5

          Notes to the Financial Statements (Unaudited)                        6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                     9

SIGNATURE                                                                     10

                         PART I : FINANCIAL INFORMATION
                         ------------------------------

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                      JANUARY 31,      APRIL 30,
                                                                          1999           1998
                                                                      -----------     -----------
ASSETS                                                                (UNAUDITED)
CURRENT ASSETS
     Cash                                                             $    (3,243)    $    53,307
     Accounts receivable, net of allowance for doubtful
         accounts of $50,000 and $58,000, respectively                    425,552         643,109
     Inventories                                                          108,789         209,121
     Costs and estimated earnings in excess of billings on
         incomplete contracts                                             120,521         114,602
     Prepaid expenses and other current assets                                 --          20,382
                                                                      -----------     -----------
                                    TOTAL CURRENT ASSETS                  651,619       1,040,521
                                                                      -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST                                    304,782         301,628
     Less accumulated depreciation                                        288,630        (278,677)
                                                                      -----------     -----------
                                                                           16,152          22,951
OTHER ASSETS                                                                2,300           2,300
                                                                      ===========     ===========
                                    TOTAL ASSETS                      $   670,071     $ 1,065,772
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Bank borrowings                                                  $     6,250     $    56,250
     Notes payable to stockholders                                         80,509          85,000
     Note payable                                                          50,000              --
     Trade accounts and notes payable                                   1,493,642       1,328,721
     Accrued expenses                                                     405,863         354,065
     Current portion of long-term debt                                     23,657          23,657
     Billings in excess of costs and estimated earnings on
         incomplete contracts                                             173,944         417,807
                                                                      -----------     -----------
                                    TOTAL CURRENT LIABILITIES           2,233,865       2,265,500

STOCKHOLDERS' DEFICIENCY
     Preferred stock, no par value, authorized
         2,000,000 shares, none issued                                         --              --
     Common stock, no par value, authorized
         12,000,000 shares, issued 6,201,735                              852,541         852,541
     Additional paid-in capital                                         5,224,726       5,224,726
     Treasury stock, at cost : 78,500 shares                              (29,606)        (29,606)
     Deficit                                                           (7,611,455)     (7,247,389)
                                                                      -----------     -----------
                                    TOTAL STOCKHOLDERS' DEFICIENCY     (1,563,794)     (1,199,728)
                                                                      ===========     ===========
                  TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY        $   670,071     $ 1,065,772
                                                                      ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                     ---------------------------     ---------------------------

                                       1/31/99         1/31/98         1/31/99         1/31/98
                                     -----------     -----------     -----------     -----------
REVENUE:
     Net sales                       $   168,563     $   613,566     $ 1,263,047     $ 2,848,248
     Licensing fees                       80,000              --         480,000              --
                                     -----------     -----------     -----------     -----------
               Total revenue             248,563         613,566       1,743,047       2,848,248

COSTS AND EXPENSES :
     Cost of sales                       211,930         654,533       1,326,244       2,634,155
     Selling and administrative          211,521         266,165         757,653         876,704
                                     -----------     -----------     -----------     -----------
                                         423,451         920,698       2,083,897       3,510,859
                                     -----------     -----------     -----------     -----------

 (LOSS) INCOME FROM OPERATIONS          (174,888)       (307,132)       (340,850)       (662,611)
                                     -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE) :
     Interest expense                     (7,239)         (4,202)        (23,216)        (15,431)
     Other income                            226             355              --           2,859
                                     -----------     -----------     -----------     -----------
                                          (7,013)         (3,847)        (23,216)        (12,572)
                                     ===========     ===========     ===========     ===========
NET (LOSS) INCOME                    $  (181,901)    $  (310,979)    $  (364,066)    $  (675,183)
                                     ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK - BASIC AND DILUTED    $     (0.03)    $     (0.05)    $     (0.06)    $     (0.11)
                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                         6,123,235       6,123,235       6,123,235       6,123,235
                                     ===========     ===========     ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                         1/31/99       1/31/98
                                                                        ---------     ---------
OPERATING ACTIVITIES :
Net income (loss)                                                       $(364,066)    $(675,183)
Adjustments to reconcile net income (loss) to cash (used in)
provided by operations:
         Depreciation of property, plant and equipment                      9,953        19,427
         Changes in assets and liabilities :
              Decrease (increase) in accounts receivable                  217,557      (160,177)
              Decrease in inventories                                     100,332        75,037
              Decrease in other current assets                             20,382        16,654
              (Increase) decrease in costs and estimated earnings in
                 excess of billings on incomplete contracts - net        (249,782)      365,077
              Increase in accounts payable and accrued expenses           216,719       277,514
                                                                        ---------     ---------
NET CASH (USED IN) OPERATIONS                                             (48,905)      (81,651)
                                                                        ---------     ---------

INVESTING ACTIVITIES :
Capital expenditures                                                       (3,154)       (7,331)
                                                                        ---------     ---------

FINANCING ACTIVITIES :
Proceeds from stockholder loan                                             65,509       100,000
Repayment of debt                                                         (70,000)      (94,414)
                                                                        ---------     ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (4,491)        5,586
                                                                        ---------     ---------

NET DECREASE IN CASH                                                      (56,550)      (83,396)
CASH, BEGINNING OF PERIOD                                                  53,307        85,370
                                                                        ---------     ---------

CASH, END OF PERIOD                                                     $  (3,243)    $   1,974
                                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid during the period for:
Interest                                                                $   2,465     $  15,431

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed in the next four sentences. The Company has a stockholders' deficiency and working capital deficiency of $1,563,794 and $1,582,246, respectively, at January 31, 1999. A number of suppliers are requiring the Company to pay on or before delivery of parts, services and equipment. The Company's sales backlog is $3.0 million at January 31, 1999 and the Company is seeking additional orders and exploring the sale or licensing of certain product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

     The balance sheet as of January 31, 1999, the statements of operations for the three and nine months ended January 31, 1999 and 1998 and the statements of cash flows for the nine months ended January 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows at January 31, 1999 and all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1998 annual report to stockholders. Seasonality is not a major factor in the Company's operations. The results of operations for the three and nine month periods ended January 31, 1999 are not necessarily indicative of those for a full fiscal year.

2.   Inventories consist of raw materials and manufacturing supplies.

3. On June 4, 1997 a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company has repaid $35,000 of the loan with the balance, including interest, payable with the proceeds of a project in India.

4.   The Company  received a $50,000 loan from an individual who is working with
     the  Company  to  promote   marine   container   handling.   This  loan  is
     collateralized by substantially all of the assets of the Company.

     Due to the loss for the year ended April 30, 1998 the Company was in default of its term loan with its bank and therefore the balance owed at April 30, 1998 of $56,250 was classified as a current liability in the April 30, 1998 balance sheet. The Company is continuing to repay the bank. The final installment of $6,250 plus interest was paid in March 1999.

     The Company's licensing agreement with CIMC-TianDa, a Chinese manufacturer was amended. The revision provided for total compensation of $680,000 of which $200,000 was recorded in April 1998, $400,000 in the quarter ended July 31, 1998 and $80,000 when received in December 1998. The $400,000 recorded in the quarter ended July 31, 1998 was received $100,000 in June and $300,000 in August 1998. The Company has no further obligations to CIMC-TianDa pursuant to this licensing agreement.

                           TRANSACT INTERNATIONAL INC.
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

5.   Amounts per share have been computed  using the weighted  average number of
     common  shares   outstanding   during  each  period.  The  Company  has  no
     outstanding stock options.

6. There was no benefit for income taxes in the three and nine month periods ended January 31, 1999 and 1998, as the loss generated cannot be carried back to offset income in prior years.

     The Company has operating loss carryovers and investment tax credit carryforwards for tax return purposes of approximately $7,200,000 and $2,000 respectively, expiring in 1999 through 2011.

     The tax effects of temporary differences giving rise to the Company's deferred tax assets at January 31, 1999 are approximately as follows :


          Net operating loss carryforward                        $  2,800,000
          Investment tax credit carryforward                            2,000
          Other reserves and liabilities                               83,000
                                                                 ------------
                                                                    2,885,000
          Valuation allowance                                       2,885,000
                                                                 ------------
                                                                 $       ---
                                                                 ============

     Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at January 31, 1999 to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are fully reduced by a valuation allowance.

                           TRANSACT INTERNATIONAL INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The Company incurred net losses for the three and nine months ended January 31, 1999 of $181,901 and $364,066, respectively. The losses result primarily from the decrease in sales for the three and nine months ended January 31, 1999 of $445,003 (72%) and $1,585,201 (56%), respectively from the comparable periods the prior year. Sales of transfer balls decreased, in fiscal 1999 from fiscal 1998, approximately $30,000 and $530,000 for the three and nine months ended January 31, 1999, respectively. Sales from terminal equipment decreased, in fiscal 1999 from fiscal 1998, approximately $266,000 and $1,000,000 for the three and nine months ended January 31, 1999, respectively. Gross (loss) profit percentages, excluding licensing fees, for the three and nine months ended January 31, 1999 and1998 were (25%), (8%), (7%) and 7%, respectively. The decline in gross profits percentages in 1999 was primarily due to (i) a decrease in transfer ball sales which have a higher gross profit percentage than terminal equipment, and (ii) fixed overhead expenses comparable to fiscal 1998 with less sales in fiscal 1999 and small cost overruns on projects in 1999.

For the three and nine months ended January 31, 1999 the Company selling and administrative expenses decreased $54,644 and $119,051. The third quarter decrease was due primarily to a decrease in officers salaries. The reduction for the nine months ended January 31, 1999 compared to January 31, 1998 was primarily in officers salaries and professional fees.

The Company's sales backlog as of January 31, 1999 is approximately $3 million. The backlog at January 31, 1998 was $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES:

During the nine months ended January 31, 1999, the Company used approximately $48,900 of cash in its operations, primarily resulting from the net loss net of a decrease in accounts receivable and inventory. At January 31, 1999 the Company has a working capital deficiency of $1,582,246.

The Company's ability to continue in business is dependent upon its ability to become profitable and/or sell or license certain product lines in the immediate future. At January 31, 1999 the Company's financial condition is very weak and its resources limited. There is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing certain product lines.

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


                                        TRANSACT INTERNATIONAL INC.
                                        ---------------------------
                                                 Registrant



Date: March 23, 1999                    /S/ BRUNO S. FRASSETTO
--------------------                    -----------------------------------
                                        BRUNO S. FRASSETTO
                                        President and Acting Chief
                                        Financial and Accounting Officer

11