Form 10KSB40
period 1999-04-30
TRANSACT INTERNATIONAL INC
filed 1999-08-02
CIK 102701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended April 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
            For the transition period from ___________ to __________

                          Commission File Number 0-8422
                          -----------------------------

                           TRANSACT INTERNATIONAL INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

          CONNECTICUT                                            06-0732124
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 22 THORNDAL CIRCLE, DARIEN, CONNECTICUT                            06820
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  (203) 656-0777
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

YES [X]    NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

     Revenues for the fiscal year ended April 30, 1999 were $2,581,621.

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at July 9, 1999 was $137,637.

     The number of shares outstanding of the registrant's common stock at July 9, 1999 was 6,123,235.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from Transact International Inc.'s (i) Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 1999 is incorporated by reference into Part III of this Form 10-KSB (a definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB).

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

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND EXPORT SALES
          --------------------------------------------------------------
          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment. In 1999, two customers accounted for 21% (domestic airline), 19% (a domestic development company), respectively of net sales (excluding licensing fees). In 1999 and 1998 the Company received $480,000 and $200,000 respectively from a Chinese manufacturer for licensing fees of certain technology. In 1998, three customers accounted for 14% (U.S. Government), 13% (Alaska Airlines) and 11% (United Parcel Service), respectively, of net sales. In 1997 three customers accounted for 32% (United Parcel Service), 29% (U.S. Government) and 18% (Agricultural and Processed Food Products Export Development Authority ["Apeda"]), respectively, of net sales.

          Sales to the U.S. Government were $97,670 in 1999, $492,106 in 1998, and $2,099,000 in 1997. All of the Company's operations are in the United States. Export sales to the Far East accounted for 9%, 8% and 20%, of net sales in 1999, 1998 and 1997, respectively.

     (C)  NARRATIVE DESCRIPTION OF BUSINESS PRINCIPAL PRODUCTS AND SERVICES
          -----------------------------------------------------------------
          Transact has developed various components comprising a basic cargo handling system. This system consists of items of specialized equipment that may be customized to a customer's requirements. These items of equipment may be purchased separately and are categorized by the location of their use into two basic groups: terminal equipment and ramp equipment. The majority of sales are direct to the end user; however, occasionally the Company sells to a general contractor who has a contract with the end user.

          Terminal equipment includes truck dock lifts, transfer vehicles, elevating transfer vehicles, decks, and storage racks which are installed in a cargo terminal and are used to receive and store cargo containers and to retrieve such containers and position them for loading on aircraft by ramp equipment. Transact terminal equipment systems have been installed in more than 60 locations. Terminal equipment accounted for approximately 63% of Transact's net sales in 1999 excluding licensing fee income of $480,000.

          Ramp equipment is completely mobile and accepts cargo containers at the ramp area adjacent to the cargo terminal, transports such containers to the aircraft and loads them into the aircraft by means of conveyance devices. Ramp equipment includes transporters and loaders. ramp equipment accounted for approximately 4% of Transact's net sales in 1999 excluding licensing for income of $480,000.

          --------------------------------------------
          Transfer balls are used in decks to facilitate the manual movement of air cargo containers. Spare parts are sold as replacement parts for ramp equipment and terminal equipment. Transfer balls and spare parts accounted for approximately 33% of Transact net sales in 1999 (excluding licensing fee income of $480,000). In June 1999 the Company has agreed to sell its spare parts business to an unaffiliated company. The sale is subject to due diligence and the execution of a definitive agreement among other contingencies. The terms of sale provide that Transact sell approximately $110,000 of spare parts inventory and applicable drawings, customer lists and phone numbers, in exchange for $130,000 at closing, $60,000 of spare parts Transact is contractually obligated to provide to project customers and a 5% royalty on future sales up to $300,000 in royalties.

          Transact also provides consulting and engineering services to assist customers in planning, designing and adapting cargo handling systems and in selecting equipment items based upon their particular requirements. Generally, no more than two Transact employees are engaged in rendering these services at any point in time. These services have enabled Transact to gain access to customers at the planning stage for future systems projects. During 1999 Transact had no income from consulting and engineering services.

          SIGNIFICANT CUSTOMERS/PRINCIPAL MARKETS
          ---------------------------------------
          The Company produces air cargo handling systems and equipment for airlines, air express and freight companies, airport authorities and the U.S. Air Force. Sales of air cargo handling systems are comprised of several large contracts. Therefore, it is not unusual for a few customers to account for a significant percentage of revenues. Sales to major customers for the three years ended April 30, 1999 are outlined in Item 1 (b) herein. The loss of any of these customers, if not replaced with another customer, could have a material adverse effect on the Company.

          RAW MATERIALS AND SUBCONTRACTORS
          --------------------------------
          During 1993, the Company closed its Memphis, Tennessee manufacturing facility. The Company is renting a smaller facility in Somerville, Tennessee and is subcontracting a significant portion of the production of its equipment to selected manufacturers within the industry. The Company subcontracted approximately 45% of its cost of sales in 1999. The Company obtains bids from qualified bidders and determines who will be awarded the subcontract based both on price and technical ability. Transact's review of potential subcontractors and the monitoring of their quality control standards minimizes the subcontracting risk. The materials required are generally available from a large number of sources. The Company has not experienced any unusual difficulties in obtaining the raw materials necessary to manufacture its products.

          CONTRACTING RISKS
          -----------------
          Most contracts for the sale of Transact air cargo handling systems and equipment are the result of competitive bidding. If accepted, the bid price, which is effective to a certain date and for certain equipment, becomes the fixed contract price, and is generally not subject to price renegotiations unless the customer either accepts the bid after its expiration date or changes the scope of the project by requiring additional or different equipment. In preparing its bid price, Transact normally includes a margin for estimated supplier price and subcontractor cost increases; however, Transact's margins, and accordingly its estimated gross profit, may be adversely impacted by increases in costs which exceed those anticipated or provided for in its bid. Transact faces an additional risk of non-payment from a contractor when, on rare occasions, Transact operates as a sub-

          -----------------------------
contractor. Specifically, Transact risks delay in payment due to the incomplete or faulty performance of the contractor. Standard provisions in contracts with the U.S. Government allow termination at the Government's option provided the Government and the Company agree on the final termination settlement. As of April 30, 1999 the Company's backlog with the U.S. Air Force was approximately $55,000. Transact's fabrication contracts may contain substantial per diem penalty clauses for delays in completion resulting from the actions of Transact or of its subcontractors. Transact, however, has incurred no substantial liability resulting from either the non-payment by general contractors or from the penalty clauses.

          BACKLOG
          -------
          The Company's sales order backlog was $2.4 million as of April 30, 1999. This compares to $2.6 million as of April 30, 1998 and $3.1 million as of April 30, 1997. All of these orders are supported by signed contracts. The backlog is expected to be completed and invoiced in the year ended April 30, 2000.

          Transact booked approximately $1,200,000 of orders in 1999. This compares to approximately $3,100,000 of orders in 1998 and $5,700,000 of orders booked in 1997.

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

          Transact warrants the design, workmanship and material of it's terminal and ramp equipment for one year. Transact includes in its bid the warranty work which it estimates will be required by each systems contract.

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

          EMPLOYEES
          ---------
          The Company has approximately 12 employees as of April 30, 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the last quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

          The Company's stock is currently traded on the OTC Bulletin Board. As of July 9, 1999 there were 6,123,235 shares of Common Stock outstanding, held by approximately 2,100 stockholders of record. The over-the-counter stock quotations below were obtained through the Internet by accessing America On Line and retrieving historical stock price quotes from PC Quote (pcquote.com). Such quotations reflect inter-dealer prices without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions. The Company has not paid dividends on its common stock during the two most recent years and does not anticipate that any dividends will be paid in the near future.

                                   1999                         1998
                            --------------------        ---------------------
                              High        Low             High         Low
                            --------    --------        --------     --------
          1st Quarter         $.13        $.06            $.25         $.13
          2nd Quarter         $.13        $.02            $.13         $.13
          3rd Quarter         $.07        $.02            $.22         $.13
          4th Quarter         $.05        $.04            $.13         $.09

ITEM 6.   FIVE YEAR FINANCIAL SUMMARY

                                                             YEAR ENDED APRIL 30,
                                               -----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                 (In thousands of dollars, except per share)
          SUMMARY OF OPERATIONS :
          Net revenues                         $ 2,581   $ 3,575   $ 7,252   $ 7,208   $ 8,086
          Net (loss)                           $  (506)  $  (803)  $  (209)  $  (791)  $  (230)
          Net  (loss) per common share         $  (.08)  $  (.13)  $  (.03)  $  (.13)  $  (.04)
          Cash dividends declared              $  NONE      None      None      None      None

          BALANCE SHEET DATA :
          Total assets                         $   909   $ 1,066   $ 1,400   $ 2,178   $ 2,602
          Long-term debt including current
          maturities                           $    24   $    24   $    47   $    82   $   185

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL DISCUSSION
          Transact operates in one business segment which includes the design, installation, manufacture and service of products and systems for handling air cargo. These products and systems are sold to airlines, air express and freight companies, airport authorities and the U.S. Air Force. However the Company has designed and developed equipment and systems to handle marine containers. The Company has received a number of patents and has agreed to license the patents and technology it developed for marine container Storage and Retrieval Systems to Seaport Technologies, Inc. (see page 22).

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

          RESULTS OF OPERATIONS
          SALES
          Sales of air cargo handling systems are comprised of several large contracts. Therefore it is not unusual for a few customers to account for a significant percentage of net sales. The U.S. Air Force has been a significant customer for the last three years, accounting for 4%, 14% and 29% of net sales in 1999, 1998 and 1997, respectively. United Parcel Service, a domestic commercial customer accounted for 11% and 32% of 1998 and 1997 sales, respectively. Two customers located in India, accounted for 6%, 5% and 18% of 1999, 1998 and 1997 sales, respectively. Alaska Airlines, a domestic commercial customer, accounted for 13% of 1998's sales. Export sales to the Far East accounted for 9%, 8% and 20% of net sales in 1999, 1998 and 1997, respectively. Sales to the U.S. Air Force for the next one to three years is anticipated to remain low because of a decrease in spending by the U.S. Air Force for air cargo handling equipment.

          Sales by product type for each of the three years ended April 30, 1999, 1998, and 1997 were approximately as follows:

                                                   1999               1998              1997
                                              --------------------------------------------------
          Project Revenue                     $ 1.4 MILLION      $ 1.9 million     $ 4.8 million
          Transfer Balls and Spare Parts      $  .7 MILLION      $ 1.4 million       2.4 million
          Licensing                           $  .5 MILLION      $  .2 million            ---
          Other                               $ --  MILLION      $  .1 million        .1 million
                                              --------------------------------------------------
                   Total                      $ 2.6 MILLION      $ 3.6 million     $ 7.3 million
                                              ==================================================

          Project revenue in 1999 included approximately $.1 million of mobile equipment while 1998 and 1997 each has less than $.3 million of mobile equipment revenues. Large orders for transfer balls were shipped in 1997.

          GROSS PROFIT
          Gross profits (excluding licensing fees) were 0% in 1999, 3% in 1998 and 14% in 1997. The increase in 1997 was because of the increased sales of transfer balls, which have higher gross profit margins than project revenues, and the absence of the large cost overruns. The decrease in 1999 and 1998 results from cost overruns and/or delay penalties on certain projects and lower sales volume to absorb the plant costs.

          SELLING AND ADMINISTRATIVE EXPENSES
          Selling and administrative expenses decreased 12% in 1999 from 1998, 10% in 1998 from 1997 and 16% in 1997 from 1996. The 1999 decrease is primarily a reduction in legal fees, bad debt expense, and other overhead expenses net of an increase in salaries. The 1998 decrease was primarily from reduced officers salaries, travel expenses and office rent. In 1997 the decrease was primarily due to reduced officers compensation costs resulting from the retiring of one officer.

          SALES BACKLOG
          The Company's sales order backlog was $2.4 million as of April 30, 1999. However, $1.5 million of the April 30, 1999 backlog relates to a project in India which the Company anticipates will be substantially completed by September 30, 1999. This compares to $2.6 million as of April 30, 1998 and $3.1 million as of April 30, 1997. All of these orders are supported by signed contracts. The Company expects to complete and invoice all of its April 30, 1999 sales order backlog prior to April 30, 2000.

          LIQUIDITY AND CAPITAL RESOURCES
          In 1999 the working capital deficiency increased $494,399 resulting primarily from the net loss for the year. Many suppliers have refused to extend the Company credit which has created difficulties for the Company in selling spare parts and transfer balls. In addition, for terminal projects the Company must partner with a financially creditable and technically compatible partner in order to compete for high dollar value projects. It is the Company's practice to have its subcontractors subject to the same payment terms as the Company has with its customer for terminal projects. Thus, portions of the Company's sales contracts are financed by its subcontractor and not the Company. The Company does not anticipate any material capital expenditures for 2000.

          The Company is presently seeking additional orders and is exploring the sale or license of certain or all product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing any product lines. Therefore, there is no assurance that the Company will be able to meet its obligations during the next year.

          INFLATION
          In management's opinion, the impact of inflation for the three most recent years is not significant to the financial statements as reported.

ITEM 8.   FINANCIAL STATEMENTS

          The following financial statements of the Company, together with the report of independent auditors are included herein:

          (1)  Financial Statements
               --------------------
                                                                            Page
                                                                            ----
               Independent Auditors' Report                                  14

               Balance Sheets--April 30, 1999 and 1998                       15

               Statements of Operations--Years ended April 30, 1999,
               1998 and 1997                                                 16

               Statements of Cash Flows--Years ended April 30, 1999,
               1998 and 1997                                                 17

               Notes to Financial Statements                                 18


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

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The Company's directors and officers, the principal occupation or employment of each such person and the name and principal business of any organization by which such person is employed, other than the Company, are as follows: Frank B. Carder, Director and Chairman of the Board of the Company, Bruno S. Frassetto, Director, President and Chief Executive Officer of the Company, and Randall W. Sweeney, Director of the Company and President of DAI, Inc., a consulting firm for government contractors. Additional information required by this item is incorporated by reference herein to the section entitled "Information Concerning Directors, Executive Officers, Promoters and Control Persons" contained in the Company's Proxy Statement related to its 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The Company hereby incorporates by reference herein the information with respect to executive compensation which is contained in the section entitled "Executive Compensation" set forth in the Company's Proxy Statement related to its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company hereby incorporates by reference herein the information with respect to security ownership of certain beneficial owners and management from the section entitled "Security Ownership of Certain Beneficial Owners and Management" set forth in the Company's Proxy Statement related to its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company hereby incorporates by reference herein the information with respect to certain relationships and related transactions which is contained in the section entitled "other Information Concerning Directors and Executive Officers" set forth in the Company's Proxy Statement related to its 1999 Annual Meeting of Stockholders.

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

               3(ii)The By-Laws of Transact  International  Inc.  (formerly Gram
                    Industries Inc.). This exhibit is incorporated by reference to Exhibit 3.3 to the 1987 10-K.

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

               27.  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the fourth quarter of the Company's most recent year. However, in the first quarter of fiscal 1998 Form 8-K was filed for the Changes in the Company's Certifying accountants.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT INTERNATIONAL INC.

Date:  July 23, 1999                    By: /s/ BRUNO S. FRASSETTO
                                            ----------------------
                                            Bruno S. Frassetto
                                            President and Principal Financial
                                            and Accounting Officer

          In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:  July 23, 1999                    /s/ FRANK B. CARDER
                                        -------------------------------
                                        Frank B. Carder
                                        Director, Chairman of the Board


Date:  July 23, 1999                    /s/ BRUNO S. FRASSETTO
                                        -------------------------------
                                        Bruno S. Frassetto
                                        Director, President


Date:  July 23, 1999
                                        -------------------------------
                                        Randall W. Sweeney
                                        Director

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Transact International Inc.
22 Thorndal Circle
Darien, Connecticut 06820


UNABLE TO FILE THIS INDEPENDENT AUDITORS' REPORT AT THIS TIME. SEE FORM 12B-25

                           TRANSACT INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                         APRIL 30,
                                                                   1999             1998
ASSETS
CURRENT ASSETS
Cash                                                           $     38,388     $     53,307
Accounts receivable, net of allowance for doubtful
   accounts of $30,000 and $58,000, respectively                    458,867          643,109
Inventories                                                         135,878          209,121
Costs and estimated earnings in excess of billings on
   uncompleted contracts
                                                                    242,109          114,602
Prepaid expenses and other current assets                            19,687           20,382
     TOTAL CURRENT ASSETS                                           894,929        1,040,521
PROPERTY, PLANT AND EQUIPMENT, AT COST                              304,118          301,628
Less accumulated depreciation                                       292,698          278,677
                                                                     11,420           22,951
                                                               ------------     ------------
     OTHER ASSETS                                                     2,300            2,300
                                                               $    908,649     $  1,065,772
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank borrowings                                                $         --     $     56,250
Note payable to stockholder                                          65,000           85,000
Note payable to affiliate                                           160,000
Trade accounts and notes payable                                  1,624,114        1,328,721
Accrued expenses                                                    581,442          354,065
Current portion of long-term debt                                    23,657           23,657
Billings in excess of costs and estimated earnings on
     uncompleted contracts                                          160,094          417,807
                                                               ------------     ------------
     TOTAL CURRENT LIABILITIES                                    2,614,307        2,265,500
STOCKHOLDERS' DEFICIENCY
Preferred stock, no par value, authorized 2,000,000 shares,
   none issued                                                           --               --
Common stock, no par value, authorized 12,000,000 shares,
   issued 6,201,735 shares
                                                                    852,541          852,541
Additional paid-in capital                                        5,224,726        5,224,726
Treasury stock, at cost : 78,500 shares                             (29,606)         (29,606)
Deficit                                                          (7,753,319)      (7,247,389)
                                                               ------------     ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                              (1,705,658)      (1,199,728)
                                                               ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $    908,649     $  1,065,772
                                                               ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                YEAR ENDED APRIL 30,
                                    -------------------------------------------
                                        1999            1998            1997
REVENUE
     Net Sales                      $ 2,101,621     $ 3,374,893     $ 7,252,035
     Licensing Fees                     480,000         200,000              --
                                    -----------     -----------     -----------
     TOTAL REVENUE                    2,581,621       3,574,893       7,252,035

COSTS AND EXPENSES
     Cost of sales                    2,102,591       3,262,404       6,238,196
     Selling and administrative         944,482       1,072,878       1,192,975
                                    -----------     -----------     -----------
                                      3,047,073       4,335,282       7,431,171
                                    -----------     -----------     -----------

LOSS FROM OPERATIONS                   (465,452)       (760,389)       (179,136)
                                    -----------     -----------     -----------
OTHER (EXPENSE) INCOME
     Interest expense                   (36,890)        (46,273)        (39,210)
     Other (expense) income              (3,587)          3,462           9,546
                                    -----------     -----------     -----------
                                        (40,477)        (42,811)        (29,664)
                                    -----------     -----------     -----------

NET LOSS                            $  (505,929)    $  (803,200)    $  (208,800)
                                    -----------     -----------     -----------
NET LOSS PER SHARE OF COMMON STOCK
  - BASIC AND DILUTED               $      (.08)    $      (.13)    $      (.03)
                                    ===========     ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED APRIL 30
                                                                  -------------------------------------
                                                                     1999          1998          1997
                                                                  ---------     ---------     ---------
OPERATING ACTIVITIES
Net loss                                                          $(505,929)    $(803,200)    $(208,800)
Adjustments to reconcile net loss to cash (used in)
     provided by operating activities :
     Depreciation of property, plant and equipment                   14,021        26,384        36,645
     (Decrease) / Increase in allowance for doubtful accounts       (13,000)       15,000        16,175
     Changes in assets and liabilities :
         accounts receivable                                        197,242      (198,844)      545,880
         Inventories                                                 73,243       102,848        94,781
         Prepaid expenses and other current assets                      694        (2,430)        2,159
         Costs and estimated earnings in excess of billings on
              uncompleted contracts - net                          (385,220)      690,083      (267,524)
         Accounts payable and accrued expenses                      522,770       160,811      (401,453)
                                                                  ---------     ---------     ---------
NET CASH  (USED IN) OPERATING ACTIVITIES                            (96,179)       (9,348)     (182,137)
                                                                  ---------     ---------     ---------
INVESTING ACTIVITIES
     Capital expenditures                                            (2,490)       (9,053)      (14,848)
     Repayment of note receivable                                        --            --        48,152
                                                                  ---------     ---------     ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (2,490)       (9,053)       33,304
                                                                  ---------     ---------     ---------
FINANCING ACTIVITIES
     Proceeds from stockholder loan                                      --       100,000            --
     Proceeds from loan payable to affiliate                        310,000            --            --
     Repayment of loan payable to affiliate                        (150,000)           --            --
     Repayment of bank borrowings                                   (56,250)      (75,000)      (18,750)
     Repayment of stockholder loan                                  (20,000)      (15,000)           --
     Repayment of debt                                                   --       (23,662)      (35,033)
                                                                  ---------     ---------     ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  83,750       (13,662)      (53,783)
                                                                  ---------     ---------     ---------
NET (DECREASE) IN CASH                                              (14,919)      (32,063)     (202,616)
CASH, BEGINNING OF YEAR                                              53,307        85,370       287,986
                                                                  ---------     ---------     ---------
CASH, END OF YEAR                                                 $  38,388     $  53,307     $  85,370
                                                                  ---------     ---------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                 $   1,351     $  19,145     $  19,210

SEE NOTES TO FINANCIAL STATEMENTS.

                           TRANSACT INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


          NOTE 1 -- BASIS OF PRESENTATION
          The accompanying financial statements have been prepared assuming that Transact International Inc. (the "Company") will continue as a going concern. The Company's ability to continue as a going concern is uncertain based on the matters discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to return to profitability and/or sell or license certain or all product lines to generate sufficient cash flow to meet its obligations on a timely basis.

          The Company has a stockholders' deficiency and working capital deficiency of $1,705,658 and $1,719,378, respectively, at April 30, 1999 and has incurred losses for each of the years in the three year period ended April 30, 1999. Many suppliers are requiring the Company to pay on or before delivery of parts, services and equipment. The Company is presently seeking additional orders and is exploring the sale or license of certain or all product lines that would enable the Company to continue as a going concern. However, there is no assurance that the Company will be successful in attaining additional profitable orders or in selling or licensing any product lines.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
          NATURE OF OPERATIONS:
          The Company operates in one business segment, the sale, design, manufacture and installation of air cargo materials handling systems and equipment.

          Sales to the U.S. Government were $97,670 in 1999, $492,106 in 1998 and $2,099,000 in 1997. All of the Company's operations are in the United States. Export sales to the Far East accounted for 9%, 14% and 20%, of net sales in 1999, 1998 and 1997, respectively.

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

          ACCOUNTS RECEIVABLE:
          Accounts  receivable include amounts currently due from customers.  At
April   30,   1998,   accounts   receivable   included   $10,000   due  from  an
officer/stockholder which was paid in fiscal 1999.

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

                           TRANSACT INTERNATIONAL INC.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PER SHARE DATA:
          Amounts per share have been computed using the weighted average number of common shares outstanding during each year (6,123,235 in 1999, 1998 and 1997). During the year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per share (SFAS 128)" which establishes new standards for computing and presenting earnings per share. As required by the standard prior period earnings per share data have been restated.

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

          CONCENTRATION OF CREDIT:
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are concentrated in the aviation industry. The U. S. Government accounted for 4% in 1999, 14% in 1998 and 29% in 1997, of net sales. A domestic airline and a domestic development company accounted for 21% and 19% respectively of net sales (excluding licensing fees) in 1999. Two customers located in India accounted for approximately 6%, 5% and 18% of total revenue in 1999, 1998 and 1997, respectively. United Parcel Service, a domestic commercial customer, accounted for 11%, of 1998 net sales and 32%, respectively, of 1997 net sales. Alaska Airlines accounted for 13% of 1998 net sales. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS:
          The carrying amounts reported in the balance sheets for cash, accounts receivable and trade accounts and notes payable approximate their fair value because of the immediate or short-term maturity of these financial instruments. The Company's notes payable bear interest at 1% over the bank's prime lending rate and therefore approximates fair value.

                           TRANSACT INTERNATIONAL INC.

          NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          MANAGEMENT ESTIMATES:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates were based on a going concern entity. Actual results could differ from those estimates.

          NOTE 3 - LICENSING AGREEMENT
          During fiscal 1999 the Company's licensing agreement, described below, with CIMC - TianDa was revised. The revision provided for total compensation of $680,000 of which $200,000 was recorded in April 1998 and $480,000 during fiscal 1999 when received. The Company has no further obligation to CIMC - TianDa pursuant to this licensing agreement.

          In April 1998 the Company entered into a licensing agreement with CIMC
- TianDa, a Chinese manufacturer. The licensing agreement provided:
          A.   Transact will provide:
               a. Existing drawings and bills of material for certain equipment previously engineered by Transact.
               b. Engineering/design and procurement assistance on an air cargo handling project in Shanghai, China.
               c.   1,000 hours of technical assistance.
          B. CIMC - TianDa will pay to Transact a maximum of $1 million as follows:
               a. $300,000 upon receipt of existing drawings for certain equipment per the agreement.
               b. $200,000 if and when CIMC - TianDa is awarded the Shanghai Airport project or a similar major project in China or is awarded a contract from Transact for four sets of ETV's (payable at a rate of $100,000 for each two sets with a maximum payment of $200,000).
               c. Balance of $500,000 in seven equal annual installments of $50,000 and one payment of $150,000 eight years after CIMC - TianDa is awarded either the Shanghai Airport project or a similar major project in China.

          At April 30, 1998 the Company recognized $200,000 of income for existing drawings that were supplied to CIMC - TianDa and provided $10,000 for engineering services to be supplied. The aforementioned $200,000 was received in May 1998.

                           TRANSACT INTERNATIONAL INC.

          NOTE 4 -- COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
          The terms for billing contracts vary from contract to contract. Billings are based on either a percentage of completion, costs incurred or specific milestone payments. Costs and estimated earnings in excess of billings on uncompleted contracts (net asset and liability) as of April 30, 1999 and 1998 are as follows :

                                                        1999            1998
                                                    -----------     -----------
          Costs incurred on uncompleted contracts   $ 5,947,719     $ 4,741,908
          Estimated earnings                            822,239         503,374
                                                    -----------     -----------
                                                      6,769,958       5,245,282
          Less : billings to date                     6,687,943       5,548,487
                                                    ===========     ===========
                                                    $    82,015     $  (303,205)
                                                    ===========     ===========

          The Company expects to complete the projects in process at April 30, 1999 within one year.

          NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment (at cost) at April 30, 1999 and 1998 consists of :

                                       1999        1998
                                     --------    --------
          Machinery and equipment    $ 55,708    $ 55,708
          Furniture and fixtures      248,410     245,920
                                     --------    --------
                                     $304,118    $301,628
                                     ========    ========

          NOTE 6 - BANK BORROWINGS AND NOTE PAYABLE TO STOCKHOLDER
          In January 1997, the company converted its $150,000 short-term bank note payable to a term loan payable, to the same bank, in twenty-four equal monthly principal installments of $6,250 commencing February 15, 1997. During fiscal 1999 the term loan was repaid in full.

          On June 4, 1997, a stockholder of the Company loaned the Company $100,000 payable October 31, 1997 with interest at 8% per annum. The Company was unable to repay the loan on October 31, 1997 and subsequently reached an agreement with the stockholder to pay seven $5,000 monthly payments with the balance, including interest, payable from the proceeds of a project in India. Such proceeds are to be paid directly from India to an account designated by the stockholder. The entire outstanding balance of $65,000 is shown as a current liability. A company owned by the stockholder has been engaged as the subcontractor to complete this project in India. This subcontractor will be paid directly from the Indian customer.

          The current portion of long-term debt of $23,657 is payable to the U.S. Air Force. This liability relates to an overpayment by the Air Force on a contract in 1993 and bears interest as fixed by the Secretary of the Treasury, pursuant to Public Law 95-563. The interest rate at April 30, 1999 was 6.75%.

                           TRANSACT INTERNATIONAL INC.

          NOTE 7 - NOTES PAYABLE TO AFFILIATE
          The Company owns patents for the handling of marine containers, that is substantially different from the current methods of storing and retrieving containers at marine terminals and rail intermodal yards. The Company has entered into a licensing agreement with Seaport Technologies, Inc. ("Seaport") to develop and market the patented system. The Company has entered into a Technical Service Agreement with Seaport and as of January 1999 Seaport has started modest funding in accordance with this Agreement.

          Seaport is actively marketing the patented system to shipping lines, marine terminal operators and rail intermodal operators. Under the licensing agreement the Company will be entitled to a fee of 1% of the first $100 million of revenue, 2% of the second $100 million of revenues and 3% of the third $100 million of revenues and then descending back to 1% of revenues after attaining annual revenues of $500 million. The sole stockholder of Seaport has advanced the Company $350,000 of which $150,000 was repaid and $40,000 was offset against costs incurred by the Company on Seaport's behalf. The advances are pursuant to notes, payable on demand with interest at 8 1/2% per annum and the advances are secured by all of the Company's assets. The Company has invoiced Seaport approximately $100,000 for the Company's management time in assisting Seaport to market the patents and know-how. This $100,000 will be recognized as income when received.

          NOTE 8 -- ACCRUED EXPENSES
          Accrued expenses at April 30, 1999 and 1998 consists of :

                                                      1999        1998
                                                    --------    --------
          Compensation, vacation and severance      $175,116    $ 84,350
          Retirement plans                            72,871      70,405
          Directors' fees                             85,334      71,533
          Reserve for delay penalty and warranty     140,563       4,000
          Other                                      107,558     123,777
                                                    --------    --------
                                                    $581,442    $354,065
                                                    ========    ========

          Accrued compensation includes $86,259 due to an officer and $25,000 to a former officer and member of the board of directors. These amounts are related to compensation deferred by the officer and the severance due to the former officer.

          NOTE 9 -- LEASES
          The Company leases certain facilities, furniture and automobiles under noncancelable operating leases. The following is a schedule of the future minimum rental commitments on such leases at April 30, 1999 :

          Year Ending
          April 30,
          -----------
          2000               76,459
          2001               24,058

          Rent  expense was  $101,926 in 1999,  $97,664 in 1998 and  $141,437 in
1997.

          NOTE 10 -- STOCKHOLDERS' EQUITY AND STOCK OPTIONS
          A net loss during each of the years in the three year period ended April 30, 1999 was the only change in Stockholders' Equity.

          The Company's 1978 Employee's Incentive Stock Option Plan ("1978 Plan") provides that options may be granted to acquire a maximum of 100,000 shares of the Common Stock at not less than 85% of market price on the date of grant.

          At April 30, 1999 and 1998 there were no options outstanding and no options were exercised in either year. At April 30, 1997, there were 22,000 options outstanding and exercisable, with an option price of $1.50 per share. There are 100,000 options subject to future grant and all options expire 10 years from the date of grant.

          The salary of one officer was deferred for future payment by $70,000 in 1996 as a result of the Company's operating conditions. Of this amount, $60,000 was waived by this officer in 1997. In addition, the salary of one officer was reduced by $45,000 in 1997 and salaries of two officers were reduced by $65,000 in 1996, as a result of operating conditions.

          NOTE 11 -- EMPLOYEE RETIREMENT PLANS
          The Company has a 401(k) Profit Sharing Plan and a Money Purchase Plan. Employee participation in the 401(k) Profit Sharing Plan is voluntary. Under the provisions of the 401(k) Plan, employees may defer up to 19% of their annual compensation. Prior to freezing the Money Purchase Plan, (see paragraph below) the Company was required to contribute an amount equal to 3% of the employee's compensation. The Company accrued for the year ended April 30, 1995, a matching discretionary contribution of 50% of the employees 401(k) contributions, with a cap of 3% of the employees compensation. However, in fiscal 1996, the Company discontinued such matching until business conditions improve.

          Effective June 1, 1996, the Company froze its Money Purchase Plan. This action eliminates any future liability of the Company in respect to the Plan while the Plan is frozen. This action does not constitute an effective termination of the Plan.

                           TRANSACT INTERNATIONAL INC.

          NOTE 12 -- INCOME TAXES
          There is no benefit for income taxes in 1999, 1998 and 1997 as the tax losses generated in those years cannot be carried back to offset income in prior years.

          The tax effects of temporary differences giving rise to the Company's deferred tax assets are as follows :
                                                        APRIL 30,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
          Net operating loss carryforward       $2,770,000    $2,640,000
          Investment tax credit carryforward         2,000         2,000
          Other reserves and liabilities           125,000        83,000
                                                ----------    ----------
                                                 2,897,000     2,725,000
          Valuation allowance                    2,897,000     2,725,000
                                                ==========    ==========
                                                $       --    $       --
                                                ==========    ==========

          Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed to record a deferred tax asset. As a result, for financial reporting purposes, deferred tax assets are reduced by a valuation allowance.

          At April 30, 1999, the Company has operating loss carryforwards and investment tax credit carryforwards for tax return purposes of approximately $7,400,000 and $2,000 respectively, expiring in 2000 through 2012.

          NOTE 13 -- OTHER DATA
          The Company paid $8,898,  $387,548 and $780,465  during 1999, 1998 and
1997, respectively, to a subcontractor that is owned by a stockholder of the Company for the manufacturing of equipment for certain projects. This subcontractor has issued letters of credit on behalf of the Company in connection with two contracts executed by the Company.

          NOTE 14 - SUBSEQUENT EVENT
          In June 1999 the Company agreed to sell its spare parts business to an unaffiliated Company. The sale is subject to due diligence and the execution of a definitive agreement among other contingencies. The Company agreed to sell approximately $110,000 of spare parts from inventory, drawings for spare parts, customer lists, and phone numbers, in exchange for $130,000 at closing, $60,000 of spare parts that Transact designates, which are for terminal project customers of Transact's, and royalties of 5% of future sales up to $300,000 in royalties.

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